Form 10-Q
period 2025-09-30
Commercial Bancgroup, Inc.
filed 2025-11-14
CIK 1981546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-42889

Commercial Bancgroup, Inc.

(Exact Name of Registrant as Specified in its Charter)

Tennessee	62-1039469
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6710 Cumberland Gap Parkway Harrogate, Tennessee	37752
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 869-5151

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CBK	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2025, the registrant had 12,239,644 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements relating to the strategies, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth of Commercial Bancgroup, Inc., a Tennessee corporation, and its consolidated subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or similar terms). These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of these words or other similar words or phrases of a future or forward-looking nature.

These forward-looking statements are not statements of historical facts and are based on assumptions and estimates that we believe to be reasonable in light of the information available to us at this time. However, these forward-looking statements are subject to significant risks and uncertainties, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date such statements are made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following:

●	business and economic conditions nationally, regionally and in our target markets, particularly in Kentucky, North Carolina and Tennessee and the particular geographic areas in which we operate;

●	the level of, or changes in the level of, interest rates and inflation, including the effects thereof on our earnings and financial condition and the market value of our investment and loan portfolios;

●	the concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

●	the concentration of our business within our geographic areas of operation in Kentucky, North Carolina and Tennessee and neighboring markets;

●	credit and lending risks associated with our commercial real estate (“CRE”), commercial, and construction and land development (“C&D”) loan portfolios;

●	risks associated with our focus on lending to small and mid-sized businesses;

●	our ability to maintain important deposit customer relationships, maintain our reputation or otherwise avoid liquidity risks;

●	changes in demand for our products and services;

●	the failure of assumptions and estimates underlying the establishment of allowances for possible credit losses and other asset impairments, losses, valuations of assets and liabilities and other estimates;

●	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;

●	our inability to secure and maintain a “satisfactory” rating under the Community Reinvestment Act;

●	risks that our cost of funding could increase in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;

●	our inability to raise necessary capital to fund our growth strategy and operations or to meet increased required minimum regulatory capital levels;

●	our ability to execute and prudently manage our growth and execute our business strategy, including expansionary activities;

●	the composition of and changes in our management team and our ability to attract, incentivize and retain key personnel;

●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, trust and other wealth management services and insurance services, including the disruption effects of financial technology and other competitors who are not subject to the same regulations as the Company;

●	the deterioration of our asset quality or the value of collateral securing loans;

●	changes in our accounting standards;

●	the effectiveness of our risk management framework, including internal controls;

●	severe weather, natural disasters, pandemics, epidemics, acts of war, terrorism, or other external events, such as the transition risk associated with climate change, and other matters beyond our control;

●	changes in technology or products that may be more difficult or costly, or less effective, than anticipated;

●	the risks of acquisitions and other expansionary activities, including without limitation our ability to identify and consummate transactions with potential future acquisition candidates, the time and costs associated with pursuing such transactions, our ability to successfully integrate operations as part of such transactions and our ability, and possible failures, to achieve expected gains, revenue growth, expense savings and/or other synergies from such transactions;

●	our ability to maintain our historical rate of growth;

●	failure to keep pace with technological change or difficulties when implementing new technologies;

●	systems failures or interruptions involving our risk management framework, our information technology and telecommunications systems or third-party service providers;

●	our ability to identify and address unauthorized data access, cyber-crime and other threats to data security and customer privacy;

●	our compliance with governmental and regulatory requirements, including the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and other laws relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with mortgage origination, sale and servicing operations;

●	compliance with the Bank Secrecy Act of 1970, Office of Foreign Assets Control rules and anti-money laundering laws and regulations;

●	governmental monetary and fiscal policies;

●	changes in laws, rules, or regulations, or interpretations thereof, or policies relating to financial institutions or accounting, tax, trade, monetary or fiscal matters;

●	our ability to receive dividends from our wholly owned subsidiary bank, Commercial Bank (the “Bank”), and satisfy our obligations as they become due;

●	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;

●	the limited experience of our management team in managing and operating a public company;

●	the incremental costs of operating as a public company;

●	the effect of the concentrated ownership of our common stock by Robertson Holding Company, L.P. and Unified Shares, LLC;

●	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and

●	other risks and factors described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Registration Statement on Form S-1/A (Registration No. 333-289862) filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 22, 2025 (the “Registration Statement”).

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions or estimates prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements.

Any forward-looking statement speaks only as of the date it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Commercial Bancgroup, Inc.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30,	December 31,
	2025	2024
Assets
Cash and due from banks	$44,242,184	$18,991,800
Federal funds sold	31,841,525	43,742,762
Interest-bearing deposits in banks	78,703,235	115,463,354
Cash and cash equivalents	154,786,944	178,197,916

Available-for-sale securities, at fair value	29,555,603	47,937,616
Held-to-maturity securities, at amortized cost	131,915,382	128,216,954
Loans, net of allowance for credit losses of $17,942,293 and $18,205,421 on September 30, 2025 and December 31, 2024, respectively	1,749,250,647	1,788,791,583
Premises and equipment, net	50,268,024	50,288,378
Restricted stock, at cost	8,163,700	8,264,150
Foreclosed assets held for sale, net	532,953	831,662
Interest receivable	7,096,937	7,187,304
Bank owned life insurance	46,482,172	45,883,124
Core deposits and other intangibles	4,638,230	5,824,968
Goodwill	8,510,852	8,514,092
Deferred tax asset	1,426,948	1,078,881
Other	21,779,863	30,194,510
Total assets	$2,214,408,255	$2,301,211,138

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Demand	$928,957,598	$976,481,028
Savings, NOW and money market	382,002,346	385,614,692
Time	469,673,638	576,501,235
Total deposits	1,780,633,582	1,938,596,955

Short-term borrowings	62,662,527	3,391,566
Long-term debt	100,097,343	105,772,642
Interest payable	3,410,094	4,224,695
Other liabilities	22,451,383	28,969,497
Total liabilities	1,969,254,929	2,080,955,355

Shareholders’ equity
Common stock $0.01 par value per share; 50,000,000 shares authorized; 12,239,644 shares issued and outstanding at; September 30, 2025; 12,113,144 at December 31, 2024	122,396	121,131
Additional paid-in capital	8,406,116	9,388,181
Retained earnings	237,366,245	212,310,977
Accumulated other comprehensive loss	(741,431)	(1,564,506)
Total shareholders’ equity	245,153,326	220,255,783
Total liabilities and shareholders’ equity	$2,214,408,255	$2,301,211,138

See Notes to Unaudited Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and Dividend Income
Loans, including fees	$28,073,755	$28,718,458	$84,435,068	$84,968,617
Debt securities-taxable	929,519	607,232	2,974,335	1,915,455
Debt securities-tax-exempt	102,154	64,595	328,309	276,505
Dividends on restricted stock	155,591	158,486	464,028	515,747
Interest-bearing time deposits	759,917	1,072,326	3,443,784	4,203,304
Total interest and dividend income	30,020,936	30,621,097	91,645,524	91,879,628

Interest expense
Deposits	8,653,819	10,276,321	28,665,194	29,975,273
Short-term borrowings	55,431	76,284	130,043	164,649
Long-term debt	1,090,087	1,212,795	3,229,909	3,923,504
Total interest expense	9,799,337	11,565,400	32,025,146	34,063,426
Net interest income	20,221,599	19,055,697	59,620,378	57,816,202

Provision for credit losses	-	323,000	-	1,823,644
Net interest income after provision for credit losses	20,221,599	18,732,697	59,620,378	55,992,558

Noninterest Income
Customer service fees	735,353	654,268	2,064,670	2,158,524
Net gains on sales of premises and equipment	20,500	388,448	24,959	411,542
Net gains on sales of foreclosed assets	109,720	31,818	113,270	150,913
ATM fees	845,782	883,331	2,536,231	2,432,517
Increase in bank owned life insurance	306,026	313,393	949,557	876,093
Other	608,564	536,667	1,603,955	1,848,463
Total noninterest income	2,625,945	2,807,925	7,292,642	7,878,052

Noninterest Expense
Salaries and employee benefits	5,728,660	5,604,733	17,011,656	16,851,817
Occupancy	738,481	935,675	2,529,370	2,650,555
Data processing	1,103,542	1,067,417	3,461,901	3,393,223
Deposit insurance premiums	267,221	350,326	738,209	875,138
Professional fees	135,786	328,773	616,727	979,447
Depreciation and amortization	954,748	1,061,939	2,705,755	3,117,152
Other	1,624,003	1,174,235	4,795,031	4,277,314
Total noninterest expense	10,552,441	10,523,098	31,858,649	32,144,646

Income before income taxes	12,295,103	11,017,524	35,054,371	31,725,964
Provision for income taxes	2,828,954	1,810,311	7,997,024	5,650,639
Net Income	9,466,149	9,207,213	27,057,347	26,075,325

Less: net income attributable to noncontrolling interest	-	-	-	275,857
Net income attributable to
Commercial Bancgroup, Inc.	$9,466,149	$9,207,213	$27,057,347	$25,799,468

Earnings per share:
Basic	$0.77	$0.75	$2.22	$2.14
Diluted	$0.77	$0.74	$2.22	$2.10

See Notes to Unaudited Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income attributable to Commercial Bancgroup, Inc.	$9,466,149	$9,207,213	$27,057,347	$25,799,468
Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the period	535,864	769,789	917,176	491,720
Tax expense	(159,558)	(188,616)	(232,227)	(107,968)
Reclassification adjustment for accretion of unrealized holding gains included in accumulated other comprehensive income from the transfer of securities from available-for-sale to held-to-maturity	58,417	120,324	186,997	369,061
Tax expense	(15,268)	(30,475)	(48,871)	(95,482)

Other comprehensive income, net of tax	419,455	671,022	823,075	657,331
Comprehensive income	$9,885,604	$9,878,235	$27,880,422	$26,456,799

See Notes to Unaudited Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Other
		Additional		Comprehensive	Non-
	Common	Paid-In	Retained	Income	Controlling
	Stock	Capital	Earnings	(Loss)	Interest	TOTAL

Balance - January 1, 2024	$122,118	$9,073,467	$182,903,720	$(1,724,275)	$5,402,293	$195,777,323
Net income	-	-	25,799,468	-	275,857	26,075,325
Other comprehensive income	-	-	-	657,331	-	657,331
Dividends paid to shareholders	-	-	(2,002,669)	-	-	(2,002,669)
Repurchase of stock (2,813 shares)	(28)	(45,213)	-	-	-	(45,241)
Acquisition of minority interest	-	-	-	-	(5,678,150)	(5,678,150)
Balance – September 30, 2024	$122,090	$9,028,254	$206,700,519	$(1,066,944)	$-	$214,783,919

Balance – January 1, 2025	$121,131	$9,388,181	$212,310,977	$(1,564,506)	$-	$220,255,783
Net income	-	-	27,057,347	-	-	27,057,347
Other comprehensive income	-	-	-	823,075	-	823,075
Dividends paid to shareholders	-	-	(2,002,079)	-	-	(2,002,079)
Issuance of stock grants (179,688 shares)	1,797	(1,797)	-	-	-	-
Repurchase of stock (53,188 shares)	(532)	(980,268)	-	-	-	(980,800)
Balance – September 30, 2025	$122,396	$8,406,116	$237,366,245	$(741,431)	$-	$245,153,326

Balance - June 30, 2024	$122,090	$9,028,254	$197,493,306	$(1,737,966)	$5,678,150	$210,583,834
Net income	-	-	9,207,213	-	-	9,207,213
Other comprehensive income	-	-	-	671,022	-	671,022
Acquisition of minority interest	-	-	-	-	(5,678,150)	(5,678,150)
Balance – September 30, 2024	$122,090	$9,028,254	$206,700,519	$(1,066,944)	$-	$214,783,919

Balance – June 30, 2025	$122,396	$8,406,116	$227,900,096	$(1,160,886)	$-	$235,267,722
Net income	-	-	9,466,149	-	-	9,466,149
Other comprehensive income	-	-	-	419,455	-	419,455
Balance – September 30, 2025	$122,396	$8,406,116	$237,366,245	$(741,431)	$-	$245,153,326

See Notes to Unaudited Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Operating Activities
Net income	$27,057,347	$26,075,325
Items not requiring (providing) cash
Depreciation	1,519,018	1,621,255
Amortization and (accretion), net	(46,198)	1,616,030
Provision for credit losses	-	1,823,644
Provision for losses on foreclosed assets	4,500	41,750
Net gains on sales of foreclosed assets	(113,270)	(150,913)
Net gains on sales of premises and equipment	(24,959)	(411,542)
Changes in
Interest receivable	90,367	265,920
Other assets	8,417,887	5,194,118
Other liabilities	(6,799,212)	(8,105,417)
Increase in bank owned life insurance	(949,557)	(876,093)
Deferred income taxes	(348,067)	154,289
Interest payable	(814,601)	1,213,471
Net cash provided by operating activities	27,993,255	28,461,837

Investing Activities
Purchases of available-for-sale securities	(16,929,788)	(29,802,659)
Proceeds from, maturities and calls of available-for-sale securities	36,586,565	33,119,944
Proceeds from, maturities and calls of held-to-maturity securities	85,464,673	28,433,168
Purchases of held-to-maturity securities	(88,100,756)	(2,240,915)
Net change in loans	39,254,790	(60,554,058)
Purchase of premises and equipment, net	(1,538,105)	(2,558,940)
Proceeds from sales of premises and equipment	64,400	577,605
Proceeds from sales of foreclosed assets	693,625	535,431
Death benefits received	350,509	109,545
Redemption of restricted stock, at cost	100,450	6,300
Net cash provided by (used in) investing activities	$55,946,363	$(32,374,579)

(Continued)

See Notes to Unaudited Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Financing Activities
Net (decrease) increase in deposits	$(157,963,373)	$73,164,732
Proceeds from (repayments of) short-term borrowings	59,270,961	(1,143,804)
Repayments of long-term borrowings	(5,675,299)	(36,001,179)
Repurchase of stock	(980,800)	(45,241)
Payment of dividends	(2,002,079)	(2,002,669)
Purchase of minority interest	-	(5,678,150)
Net cash (used in) provided by financing activities	(107,350,590)	28,293,689

(Decrease) increase in cash and cash equivalents	(23,410,972)	24,380,947

Cash and cash equivalents, beginning of period	178,197,916	155,940,735
Cash and cash equivalents, end of period	$154,786,944	$180,321,682

Supplemental Cash Flows Information
Interest paid	$32,839,747	$32,849,955
Income taxes paid	$7,816,000	$9,025,117

Supplemental Disclosures of Noncash Items
Unrealized gain on AFS securities	$917,176	$491,720
Transfer of loans to OREO	$286,146	$320,367

See Notes to Unaudited Consolidated Financial Statements

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies

Nature of operations:

The Company is a bank holding company incorporated in the State of Tennessee whose principal activity is the ownership and management of its wholly owned subsidiary, the Bank. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Claiborne, Hamblen, Union, Knox, Sullivan, Washington, Williamson, Cocke and Hamblen Counties in Tennessee and Knox, Bell, Harlan, Laurel and Whitley Counties in Kentucky. Effective June of 2023, the Company acquired 76.83% of the stock of AB&T Financial Corporation (“AB&T”), which owned 100% of Alliance Bank & Trust Company (“Alliance”). Alliance provided banking and financial services to individual and corporate customers in Gastonia and Cleveland Counties in North Carolina. The acquisition of AB&T occurred in two steps and was completed on June 30, 2024, when the Company acquired the remaining minority (23.17%) ownership interest in AB&T. Alliance was merged into the operations of the Bank on July 1, 2024.

Basis of presentation:

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) for interim financial information and to generally accepted practices within the banking industry. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended December 31, 2024 in our Registration Statement.

Change in presentation due to stock reclassification and stock split:

On September 18, 2025, the Company filed with the Tennessee Secretary of State an Amended and Restated Charter providing for (i) the automatic reclassification and conversion of each outstanding share of Class B common stock, $10.00 par value per share, into 1.15 shares of common stock, $0.01 par value per share (our “common stock”), and the automatic reclassification and conversion of each outstanding share of Class C common stock, $10.00 par value per share, into 1.05 shares of common stock and (ii) effective immediately following the reclassification, a 250-for-1 forward stock split whereby each holder of common stock received 249 additional shares of common stock for each share owned as of immediately following the reclassification. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the reclassification and conversion and stock split as if they had occurred as of the earliest period presented.

In addition to the reclassification and stock split, the Company is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2025, no preferred shares have been issued or are outstanding. The board of directors of the Company has the authority to issue preferred stock in one or more series and to determine the rights, preferences, privileges, and restrictions of each series, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies, Continued

Use of estimates:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses (“ACL”), valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments.

Loans:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at amortized cost (net of the ACL). Amortized cost is the principal balance outstanding adjusted for unearned income, charge-offs, the ACL, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Interest receivable reported in interest receivable on the consolidated balance sheets totaled to $ 6,438,216 and $6,679,881 as of September 30, 2025, and December 31, 2024, respectively, and is excluded from the estimate of credit losses. Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off (no later than 120 days past due) unless the loan is in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchased Credit Deteriorated (“PCD”) loans:

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An ACL is determined using the same methodology as other loans held for investment. The initial ACL determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and ACL becomes its initial amortized cost basis. The difference between initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through credit loss expense.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies, Continued

Allowance for credit losses (ACL) – loans:

Under the current expected credit loss model, the ACL on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.

Expected credit losses are reflected in the ACL through a charge to provision for credit losses. The Company measures expected credit losses of loans on a collective (pool) basis, when the loans share similar risk characteristics. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions over a period that has been determined to be reasonable and supportable, to the identified pools of loans with similar risk characteristics for which the historical loss experience was observed.

Weighted Average Remaining Maturity (“WARM”) Method:

The Company’s primary methodology for estimating expected credit losses for all loan types is the WARM method. The WARM CECL (Current Expected Credit Losses) methodology uses average annual loss rate along with a simple but reasonable forecast based on a “regression” analysis of the loan history dating back 18 years. The dependent variable will be the entity’s loss rate, based on changes in the Prime Lending Rate over that same period. The Company will utilize the Prime Lending Rate as the independent variable due to that being the tool most commonly utilized by the Federal Reserve to either accelerate and/or slow down the economy. Additionally, the ACL calculation includes qualitative adjustments to account for risk factors that may not be incorporated in the quantitatively derived allowance estimate. Qualitative adjustments may increase or decrease the allowance estimate.

Qualitative factors considered include: changes in lending policies and procedures, underwriting standards, collection and charge-off and recovery practices; national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; nature and volume of the portfolio and terms of loans; experience, depth and ability of lending management; volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; quality of loan review system; underlying collateral values; concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies, Continued

Allowance for credit losses (ACL) – loans, continued:

ACL on Off-Balance Sheet Credit Exposures:

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Collateral-Dependent Loans:

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral-dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the expected credit loss as the amount by which the amortized cost basis of the loan exceeds the estimated fair value of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the loan exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

Charge-Offs and Recoveries:

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. If the loan is collateral-dependent, the loss is more easily identified and is charged-off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, and the guarantor demonstrates willingness and capacity to support the debt, the Company may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged off and any further collections are treated as recoveries.

Loan commitments and financial instruments:

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for off-balance sheet loan commitments is represented by the contractual amount of those instruments. Such financial instruments are recorded when they are funded.

The Company records an ACL on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees, and is included in other liabilities on the Company’s balance sheets.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 1.	Summary of Significant Accounting Policies, Continued

Allowance for credit losses (ACL) – securities:

Available-for-sale Securities:

The Company evaluates available-for-sale securities in an unrealized loss position to determine if credit losses exist. The Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell a security before recovering its amortized cost basis. If either of these conditions exists, the security’s amortized cost basis is written down to fair value through income. If either of the aforesaid conditions does not exist, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If credit loss exists, the Company recognizes an ACL, limited to the amount by which the amortized cost basis exceeds the fair value. Any impairment not recognized through an ACL is recognized in other comprehensive income, net of tax.

Changes in the allowance for credit losses are recorded as provision for credit loss expense (or reversal). Losses are charged against the allowance when management believes the collectability of an available-to-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Held-to-maturity Securities:

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type and any other risk characteristics used to segment the portfolio. Interest receivable on held-to-maturity debt securities totaled $326,202 and $230,223 as of September 30, 2025 and December 31, 2024, respectively.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Securities borrowed or purchased under agreements to resell, and securities loaned or sold under agreements to repurchase are treated as collateralized financial transactions. These agreements are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Company’s policy to take possession of securities purchased under resale agreements. The market value of these securities is monitored, and additional securities are obtained when deemed appropriate to ensure such transactions are adequately collateralized. The Company also monitors its exposure with respect to securities sold under repurchase agreements, and a request for the return of excess securities held by the counterparty is made when deemed appropriate.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 2.	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	September 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	Value
Available-for-sale securities:
U.S. Government and federal agency	$7,125	$-	$(17)	$7,108
U.S. Government-sponsored enterprises (GSEs)	-	-	-	-
Mortgage-backed:
GSE residential	14,122,216	62,089	(603,248)	13,581,057
State and political subdivisions	16,242,394	744	(275,700)	15,967,438
	$30,371,735	$62,833	$(878,965)	$29,555,603

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
U.S. Government and federal agency	$15,276,583	$-	$(7,938)	$15,268,645
U.S. Government-sponsored enterprises (GSEs)	55,792	-	(263)	55,529
Mortgage-backed:
GSE residential	17,084,785	7,733	(949,087)	16,143,431
State and political subdivisions	17,253,763	144	(783,896)	16,470,011
	$49,670,923	$7,877	$(1,741,184)	$47,937,616

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 2.	Securities, Continued

	September 30, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	Gains	losses	value
Held-to-maturity securities:
U.S. Government and federal agency	$31,764,106	$-	$(346,764)	$31,417,342
U.S. Government-sponsored enterprises (GSEs)	57,620,068	-	(1,244,618)	56,375,450
Mortgage-backed:
GSE residential	38,613,499	96,187	(2,327,292)	36,382,394
State and political subdivisions	3,917,709	6,012	(206,787)	3,716,934
	$131,915,382	$102,199	$(4,125,461)	$127,892,120

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Held-to-maturity securities:
U.S. Government and federal agency	$87,467,213	$-	$(3,027,363)	$84,439,850
U.S. Government-sponsored enterprises (GSEs)	19,270,853	-	(711,256)	18,559,597
Mortgage-backed:
GSE residential	19,030,532	-	(3,166,401)	15,864,131
State and political subdivisions	2,448,356	-	(269,776)	2,178,580
	$128,216,954	$-	$(7,174,796)	$121,042,158

The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. Based on management’s review, the Company’s held-to-maturity securities have no expected credit losses and no related ACL has been established as of each of September 30, 2025, and December 31, 2024.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 2.	Securities, Continued

U.S. Government sponsored enterprises include entities such as the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks (“FHLB”).

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities on September 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$3,534,355	$3,515,508	$56,049,962	$55,776,053
One to five years	5,997,086	5,938,883	35,771,709	34,289,890
Five to ten years	4,777,605	4,648,763	98,397	100,256
After ten years	1,940,473	1,871,392	1,381,815	1,343,527
Mortgage-backed securities	14,122,216	13,581,057	38,613,499	36,382,394
Totals	$30,371,735	$29,555,603	$131,915,382	$127,892,120

The market value of securities pledged as collateral, to secure public deposits and for other purposes, was $111,968,069 and $151,890,672 on September 30, 2025 and December 31, 2024, respectively.

The book value of securities sold under agreements to repurchase amounted to $2,662,527 and $3,391,566 on September 30, 2025 and December 31, 2024, respectively.

There were no sales of available-for-sale securities during the nine months ended September 30, 2025 and 2024.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 2.	Securities, Continued

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	loss
Available-for-sale Securities
U.S. Government and federal agency	$7,108	$(17)	$-	$-	$7,108	$(17)
U.S. Government-sponsored enterprises (GSEs)	-	-	-	-	-	-
Mortgage-backed:
GSE residential	1,310,070	(3,682)	7,956,677	(599,566)	9,266,747	(603,248)
State and political subdivisions	1,945,797	(36,871)	12,691,894	(238,829)	14,637,691	(275,700)
Total	$3,262,975	$(40,570)	$20,648,571	$(838,395)	$23,911,546	$(878,965)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-sale Securities
U.S. Government and federal agency	$15,268,645	$(7,938)	$-	$-	$15,268,645	$(7,938)
U.S. Government sponsored enterprises (GSEs)	40,442	(175)	15,087	(88)	55,529	(263)
Mortgage-backed:
GSE residential	4,146,548	(34,750)	9,147,669	(914,337)	13,294,217	(949,087)
State and political subdivisions	1,400,048	(81,299)	15,034,961	(702,597)	16,435,009	(783,896)
Total	$20,855,604	$(124,162)	$24,197,717	$(1,617,022)	$45,053,321	$(1,741,184)

As of September 30, 2025, the Company had 117 securities in an unrealized loss position. No ACL has been recognized on any securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon an analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale securities and in consideration of historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company does not have the intent to sell any of the securities classified in the tables above, and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 3.	Loans and Allowance for Credit Losses

Portfolio segmentation:

On September 30, 2025 and December 31, 2024, the Company’s loans consist of the following:

	September 30,	December 31,
	2025	2024
Real estate secured:
Commercial	$1,002,191,761	$1,006,206,845
Construction and land development	201,399,253	199,799,772
Residential	376,768,740	369,308,057
Other	14,830,965	16,815,790
Total real estate secured	1,595,190,719	1,592,130,464

Commercial	154,731,736	201,593,312
Consumer	16,009,130	15,213,998
Other	7,642,452	6,744,117
Total loans	1,773,574,037	1,815,681,891
Less
Net deferred loan fees, premiums and discounts	6,381,097	8,684,887
Allowance for credit losses	17,942,293	18,205,421
Net loans	$1,749,250,647	$1,788,791,583

For purposes of disclosure, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its ACL. There are four loan portfolio segments, including real estate secured, commercial, consumer and other loans. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Classes within the real estate secured portfolio segment include commercial, construction and land development, residential, and other. Each of commercial, consumer and other loans is its own class.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 3.	Loans and Allowance for Credit Losses, Continued

Portfolio segmentation, continued:

Risk characteristics relevant to each portfolio segment and class are as follows:

Commercial real estate: Commercial real estate loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans. Non-owner-occupied commercial real estate loans are loans secured by multifamily and commercial properties where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. These loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail properties. Owner-occupied commercial real estate loans are loans where the primary source of repayment is the cash flow from the ongoing operations and business activities conducted by the party, or an affiliate of the party, who owns the property.

Construction and land development: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land development portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). With respect to construction loans to developers and builders that are secured by non-owner-occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 3.	Loans and Allowance for Credit Losses, Continued

Portfolio segmentation, continued:

Residential real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15 to 30 year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes home equity loans which are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their homes. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum loan-to-value (“LTV”), minimum credit scores, and a maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment.

Commercial: The commercial loan portfolio segment includes commercial loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases or other expansion projects. Collection risk in this portfolio segment is driven by the creditworthiness of underlying borrowers, particularly cash flow from customers’ business operations. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Consumer: The consumer loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures. Consumer loans may be secured or unsecured and are usually structured with short- or medium-term maturities. These loans are underwritten and approved based on a number of consumer credit quality criteria, including limits on maximum LTV on secured consumer loans, minimum credit scores, and maximum debt to income. Many traditional forms of consumer installment credit have standard monthly payments and fixed repayment schedules of one to five years. These loans are made with either fixed or variable interest rates that are based on various indices. Installment loans fill a variety of needs, such as financing the purchase of an automobile, a boat, a recreational vehicle, or other large personal items, or for consolidating debt. These loans may be unsecured or secured by an assignment of title, as in an automobile loan, or by money in a bank account. In addition to consumer installment loans, this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

Other: The other loan portfolio segment primarily consists of tax-exempt commercial loans, undisbursed loans of all types, and unpaid overdrafts on deposit accounts.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 3.	Loans and Allowance for Credit Losses, Continued

ACL on loans:

The ACL represents an allowance for expected losses over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

The following tables detail activity in the ACL by portfolio segment for the nine month periods ended September 30, 2025 and September 30, 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Nine months ended as of September 30, 2025
(Dollars are in thousands)	Beginning balance	Charge offs	Recoveries	Provision	Ending balance
Real estate secured:
Commercial	$10,380	$(18)	$151	$-	$10,513
Construction and land development	2,240	-	202	-	2,442
Residential	3,471	(121)	44	-	3,394
Other	1	-	-	-	1
Total real estate secured	16,092	(139)	397	-	16,350
Commercial	1,776	(314)	4	-	1,466
Consumer	338	(237)	25	-	126
Other	(1)	-	1	-	-
Total	$18,205	$(690)	$427	$-	$17,942

Nine months ended as of September 30, 2024
(Dollars are in thousands)	Beginning balance	Charge offs	Recoveries	Provision	Ending balance
Real estate secured:
Commercial	$8,243	$(49)	$58	$1,658	$9,910
Construction and land development	2,019	-	-	88	2,107
Residential	3,449	(53)	9	-	3,405
Other	56	-	-	-	56
Total real estate secured	13,767	(102)	67	1,746	15,478
Commercial	2,164	(74)	54	-	2,144
Consumer	439	(144)	27	63	385
Other	265	-	-	15	280
Total	$16,635	$(320)	$148	$1,824	$18,287

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 3.	Loans and Allowance for Credit Losses, Continued

Credit quality indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes certain loans individually to classify the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $250,000 and non-homogeneous loans, such as commercial real estate loans. This analysis is performed on an annual basis.

The Company uses the following definitions for risk ratings:

Pass – Loans in this category are considered to have a low likelihood of loss based on relevant information analyzed about the ability of the borrowers to service their debt and other factors.

Special Mention – Loans in this category are currently protected but are potentially weak, including the presence of adverse trends in the borrower’s operations, credit quality or financial strength. Those loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitute an unwarranted risk considering the circumstances. Special mention loans have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Company’s credit position at some future date.

Substandard – A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard, plus the added characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions, and values highly questionable and improbable.

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 3.	Loans and Allowance for Credit Losses, Continued

Credit quality indicators, continued:

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2025:

								Revolving
							Revolving	to term
	2025	2024	2023	2022	2021	Prior	loans	loans	Total
Real estate secured:
Commercial
Pass	$42,209,782	$88,838,288	$130,812,019	$283,878,936	$192,163,484	$249,860,409	$12,024,989	$-	$999,787,907
Special mention	-	-	-	-	222,637	1,552,967	-	-	1,775,604
Substandard	98,496	-	-	-	-	529,754	-	-	628,250
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial	$42,308,278	$88,838,288	$130,812,019	$283,878,936	$192,386,121	$251,943,130	$12,024,989	$-	$1,002,191,761
Current period gross charge-offs	$-	$-	$-	$17,534	$-	$-	$-	$-	$17,534

Construction and land development
Pass	$18,592,099	$63,086,889	$55,482,964	$15,917,253	$9,729,395	$9,259,561	$29,294,597	$-	$201,362,758
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	36,495	-	-	36,495
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	$18,592,099	$63,086,889	$55,482,964	$15,917,253	$9,729,395	$9,296,056	$29,294,597	$-	$201,399,253
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$26,096,837	$32,025,808	$37,158,786	$60,381,719	$42,263,245	$137,157,994	$36,141,494	$-	$371,225,883
Special mention	-	-	-	-	-	694,599	143,644	-	838,243
Substandard	-	536,709	620,180	393,420	103,108	3,051,197	-	-	4,704,614
Doubtful	-	-	-	-	-	-	-	-	-
Total residential	$26,096,837	$32,562,517	$37,778,966	$60,775,139	$42,366,353	$140,903,790	$36,285,138	$-	$376,768,740
Current period gross charge-offs	$-	$-	$-	$-	$-	$120,509	$-	$-	$120,509

Other
Pass	$50,625	$215,141	$2,183,566	$1,178,676	$-	$10,951,281	$251,676	$-	$14,830,965
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total other	$50,625	$215,141	$2,183,566	$1,178,676	$-	$10,951,281	$251,676	$-	$14,830,965
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total real estate loans	$87,047,839	$184,702,835	$226,257,515	$361,750,004	$244,481,869	$413,094,257	$77,856,400	$-	$1,595,190,719
Total real estate loans – current period gross charge-offs	$-	$-	$-	$17,534	$-	$120,509	$-	$-	$138,043

Non-real estate secured
Commercial
Pass	$7,972,157	$15,756,971	$39,278,148	$26,512,076	$5,375,970	$20,902,191	$38,020,890	$-	$153,818,403
Special mention	-	-	485,725	-	-	247,120	-	-	732,845
Substandard	-	-	-	42,288	94,508	43,692	-	-	180,488
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial	$7,972,157	$15,756,971	$39,763,873	$26,554,364	$5,470,478	$21,193,003	$38,020,890	$-	$154,731,736
Current period gross charge-offs	$-	$-	$-	$306,153	$8,000	$-	$-	$-	$314,153

Consumer
Pass	$9,130,646	$3,740,325	$1,321,982	$390,208	$409,912	$393,114	$587,481	$-	$15,973,668
Special mention	-	-	-	-	-	4,908	-	-	4,908
Substandard	-	10,863	3,958	15,458	-	275	-	-	30,554
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer	$9,130,646	$3,751,188	$1,325,940	$405,666	$409,912	$398,297	$587,481	$-	$16,009,130
Current period gross charge-offs	$1,050	$28,473	$4,071	$12,467	$-	$6,336	$185,095	$-	$237,492

Other
Pass	$238,308	$5,067,837	$1,172,969	$-	$-	$135,705	$1,027,633	$-	$7,642,452
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total others	$238,308	$5,067,837	$1,172,969	$-	$-	$135,705	$1,027,633	$-	$7,642,452
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total loans	$104,388,950	$209,278,831	$268,520,297	$388,710,034	$250,362,259	$434,821,262	$117,492,404	$-	$1,773,574,037
Total current period gross charge-offs	$1,050	$28,473	$4,071	$336,154	$8,000	$126,845	$185,095	$-	$689,688

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 3.	Loans and Allowance for Credit Losses, Continued

Credit quality indicators, continued:

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

								Revolving
							Revolving	to term
	2024	2023	2022	2021	2020	Prior	loans	loans	Total
Real estate secured:
Commercial
Pass	$74,062,572	$134,177,320	$281,634,276	$200,968,090	$48,180,246	$251,402,010	$11,687,742	$-	$1,002,112,256
Special mention	-	-	217,387	2,554,211	255,730	578,113	-	-	3,605,441
Substandard	-	-	131,353	-	45,110	312,685	-	-	489,148
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial	$74,062,572	$134,177,320	$281,983,016	$203,522,301	$48,481,086	$252,292,808	$11,687,742	$-	$1,006,206,845
Current period gross charge-offs	$-	$-	$-	$-	$-	$48,560	$-	$-	$48,560

Construction and land development
Pass	$49,718,279	$57,789,669	$22,765,767	$16,986,717	$11,053,291	$5,665,441	$35,118,777	$-	$199,097,941
Special mention	-	-	-	-	407,846	293,985	-	-	701,831
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	$49,718,279	$57,789,669	$22,765,767	$16,986,717	$11,461,137	$5,959,426	$35,118,777	$-	$199,799,772
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$26,437,836	$36,617,917	$64,512,640	$44,308,505	$40,298,138	$112,643,931	$39,132,829	$-	$363,951,796
Special mention	-	-	-	-	-	720,903	144,380	-	865,283
Substandard	491,732	74,062	515,481	-	54,639	3,355,064	-	-	4,490,978
Doubtful	-	-	-	-	-	-	-	-	-
Total residential	$26,929,568	$36,691,979	$65,028,121	$44,308,505	$40,352,777	$116,719,898	$39,277,209	$-	$369,308,057
Current period gross charge-offs	$-	$-	$-	$4,143	$-	$48,361	$-	$-	$52,504

Other
Pass	$222,509	$2,295,430	$1,603,658	$239,878	$299,467	$10,861,737	$1,293,111	$-	$16,815,790
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total other	$222,509	$2,295,430	$1,603,658	$239,878	$299,467	$10,861,737	$1,293,111	$-	$16,815,790
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total real estate loans	$150,932,928	$230,954,398	$371,380,562	$265,057,401	$100,594,467	$385,833,869	$87,376,839	$-	$1,592,130,464
Total real estate loans –current period gross charge-offs	$-	$-	$-	$4,143	$-	$96,921	$-	$-	$101,064

Non-real estate secured Commercial
Pass	$28,531,060	$53,548,762	$29,932,635	$12,926,112	$15,174,653	$12,004,986	$48,857,733	$-	$200,975,951
Special mention	-	543,282	-	-	-	-	-	-	543,282
Substandard	-	21,458	-	36,405	-	16,216	-	-	74,079
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial	$28,531,060	$54,113,502	$29,932,635	$12,962,527	$15,174,653	$12,021,202	$48,857,733	$-	$201,593,312
Current period gross charge-offs	$-	$-	$-	$73,978	$173	$102,504	$-	$-	$176,655

Consumer
Pass	$9,345,126	$2,771,310	$1,066,679	$633,186	$387,000	$351,779	$603,554	$-	$15,158,614
Special mention	-	-	-	-	7,810	-	-	-	7,810
Substandard	642	17,420	22,641	-	-	6,871	-	-	47,574
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer	$9,345,768	$2,788,730	$1,089,320	$633,186	$394,810	$358,650	$603,554	$-	$15,213,998
Current period gross charge-offs	$54,554	$16,651	$25,950	$363	$53,298	$-	$-	$-	$150,816

Other
Pass	$5,036,024	$1,292,956	$-	$-	$-	$165,595	$249,542	$-	$6,744,117
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total others	$5,036,024	$1,292,956	$-	$-	$-	$165,595	$249,542	$-	$6,744,117
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total loans	$193,845,779	$289,149,586	$402,402,517	$278,653,114	$116,163,930	$398,379,316	$137,087,648	$-	$1,815,681,890
Total current period gross charge-offs	$54,554	$16,651	$25,950	$78,484	$53,471	$199,425	$-	$-	$428,535

There were no loans classified in the Loss category as of September 30, 2025 or December 31, 2024. There were no revolving loans converted to term as of September 30, 2025 or December 31, 2024.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 3.	Loans and Allowance for Credit Losses, Continued

Nonaccrual and past due loans:

A loan is placed on nonaccrual status when, in management’s judgment, the collection of the interest income appears doubtful. Interest receivable that has been accrued and is subsequently determined to have doubtful collectability is charged to interest income. Interest on loans that are classified as nonaccrual is subsequently applied to principal until the loans are returned to accrual status. The Company’s loan policy states that a nonaccrual loan may be returned to accrual status when (i) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (ii) it otherwise becomes well secured and in the process of collection. Restoration to accrual status on any given loan must be supported by a well-documented credit evaluation of the borrower’s financial condition and the prospects for full repayment. Past due loans are accruing loans whose principal or interest is past due 30 days or more.

The following table is a summary of the Company’s nonaccrual loans by major categories as of the dates indicated:

	September 30, 2025
	Nonaccrual	Nonaccrual	Total
	loans with	loans with	nonaccrual
	no allowance	an allowance	loans
Real estate secured:
Commercial	$-	$529,754	$529,754
Construction and land development	36,495	-	36,495
Residential	4,322,416	292,514	4,614,930
Other	-	-	-
Total real estate secured loans	4,358,911	822,268	5,181,179
Commercial	180,489	-	180,489
Consumer	28,166	-	28,166
Other	-	-	-
Total loans	$4,567,566	$822,268	$5,389,834

	December 31, 2024
	Nonaccrual	Nonaccrual	Total
	loans with	loans with	nonaccrual
	no allowance	an allowance	loans
Real estate secured:
Commercial	$444,038	$-	$444,038
Construction and land development	6,094	-	6,094
Residential	4,185,489	305,489	4,490,978
Other	-	-	-
Total real estate secured loans	4,635,621	305,489	4,941,110
Commercial	74,078	-	74,078
Consumer	43,824	-	43,824
Other	-	-	-
Total loans	$4,753,523	$305,489	$5,059,012

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 3.	Loans and Allowance for Credit Losses, Continued

Nonaccrual and past due loans, continued:

There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2025 or 2024.

Aging analysis:

The following table presents an aging analysis of past due loans by category as of period indicated:

As of September 30, 25	Loans 30-59 days past due	Loans 60-89 days past due	Accruing loans 90 or more days past due	Nonaccrual loans	Total noncurrent loans	Current loans	Total loans
Real estate secured: Commercial	$450,100	$-	$-	$529,754	$979,854	$1,001,211,907	$1,002,191,761
Construction and land development	662,143	-	-	36,495	698,638	200,700,615	201,399,253
Residential	1,317,238	1,744,431	-	4,614,930	7,676,599	369,092,141	376,768,740
Other	-	-	-	-	-	14,830,965	14,830,965
Total real estate secured	2,429,481	1,744,431	-	5,181,179	9,355,091	1,585,835,628	1,595,190,719
Commercial	4,530	98,054	-	180,489	283,073	154,448,663	154,731,736
Consumer	116,790	7,434	-	28,166	152,390	15,856,740	16,009,130
Other	-	-	-	-	-	7,642,452	7,642,452
Total loans	$2,550,801	$1,849,919	$-	$5,389,834	$9,790,554	$1,763,783,483	$1,773,574,037

As of December 31, 2024	Loans 30-59 days past due	Loans 60-89 days past due	Accruing loans 90 or more days past due	Nonaccrual loans	Total noncurrent loans	Current loans	Total loans
Real estate secured: Commercial	$426,560	$-	$-	$444,038	$870,598	$1,005,336,247	$1,006,206,845
Construction and land development	211,228	27,149	-	6,094	244,471	199,555,301	199,799,772
Residential	5,346,415	658,875	-	4,490,978	10,496,268	358,811,789	369,308,057
Other	-	-	-	-	-	16,815,790	16,815,790
Total real estate secured	5,984,203	686,024	-	4,941,110	11,611,337	1,580,519,127	1,592,130,464
Commercial	111,514	306,153	-	74,078	491,746	201,101,566	201,593,312
Consumer	114,427	3,118	2,202	43,824	163,570	15,050,427	15,213,998
Other	-	-	-	-	-	6,744,117	6,744,117
Total loans	$6,210,144	$995,295	$2,202	$5,059,012	$12,266,653	$1,803,415,238	$1,815,681,891

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 3.	Loans and Allowance for Credit Losses, Continued

Collateral-dependent loans:

Collateral-dependent loans are loans where repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. If the Company determines that foreclosure is probable, these loans are written down to the lower of cost or collateral value less estimated costs to sell. When repayment is expected to be from the operation of the collateral, the ACL is calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the ACL as the amount by which the amortized cost basis of the financial asset exceeded the estimated fair value of the collateral. The following table provides a summary of collateral-dependent loans by collateral type as of September 30, 2025 and December 31, 2024.

	September 30,	December 31,
	2025	2024
Collateral type
Single Family Residence	$1,970,922	$1,721,316
Commercial Real Estate	529,754	255,730
Land	-	293,985
	$2,500,676	$2,271,031

The carrying amount of purchased credit deteriorated loans on September 30, 2025 and December 31, 2024 are as follows:

	September 30,	December 31,
	2025	2024
Real estate secured:
Commercial	$3,968,511	$5,038,501
Construction and land development	2,326,493	2,383,036
Residential	1,692,865	1,768,090
Other	-	-
Total real estate secured	7,987,869	9,189,627
Commercial	4,343,776	5,206,784
Consumer	4,908	7,810
Other	-	-
Total loans	$12,336,553	$14,404,221

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 3.	Loans and Allowance for Credit Losses, Continued

Modifications to borrowers experiencing financial difficulty:

The Company periodically provides modifications to borrowers experiencing financial difficulty. These modifications include either payment deferrals, term extensions, interest rate reductions, principal forgiveness or combinations of modification types. The determination of whether the borrower is experiencing financial difficulty is made on the date of the modification. When principal forgiveness is provided, the amount of principal forgiveness is charged off against the ACL with a corresponding reduction in the amortized cost basis of the loan. A modified loan is tracked for at least 12 months following the modifications granted.

On September 30, 2025 and December 31, 2024, loans modified to borrowers experiencing financial difficulty during the year were immaterial. The Company had no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans on September 30, 2025 or December 31, 2024.

Unfunded commitments:

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, and both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over their estimated life, which are the same loss rates that are used in computing the ACL on loans. The ACL for unfunded loan commitments of $70,000 at both September 30, 2025 and December 31, 2024, is separately classified on the consolidated balance sheet within other liabilities.

Note 4.	Premises and Equipment

	September 30,	December 31,
	2025	2024
Land and land improvements	$17,199,368	$17,350,753
Buildings and improvements	48,220,458	47,159,512
Furniture, fixtures and equipment	13,550,016	13,557,620
Construction in progress	389,757	459,288
	79,359,599	78,527,173
Less: Accumulated depreciation	(29,091,575)	(28,238,795)
Total	$50,268,024	$50,288,378

Depreciation expense, included in depreciation and amortization on the consolidated statements of income, for the nine months ended September 30, 2025, and 2024 amounted to $ 1,519,018 and $ 1,621,255, respectively.

Construction in progress includes capital expenditures for branch renovations and construction of a new branch. Branch renovations are substantially complete and estimated costs to complete are insignificant. Estimated costs to complete the new branch cannot be reasonably estimated as construction has not been started as information necessary for construction bids has not been completed.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 5.	Other Intangible Assets

Goodwill:

FASB ASC No. 2021-03, “Goodwill and Other (Topic 350),” regarding testing goodwill for impairment, provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year. As of the latest impairment analysis at December 31, 2024, management determined there was no goodwill impairment. The carrying amount of goodwill on September 30, 2025 and December 31, 2024 was approximately $8,511,000 and $8,514,000, respectively.

Core Deposit Intangibles (CDI):

The carrying basis and accumulated amortization of CDIs on September 30, 2025 and December 31, 2024 were:

	September 30,	December 31,
	2025	2024
Gross balance	$13,061,936	$13,061,936
Accumulated amortization	(8,423,706)	(7,236,968)
Carrying amount	$4,638,230	$5,824,968

The change in CDIs during the nine months ended September 30, 2025 and the year ended December 31, 2024 is as follows:

	September 30,	December 31,
	2025	2024
Beginning of year	$5,824,968	$7,632,399
Amortization	(1,186,738)	(1,807,431)
End of year	$4,638,230	$5,824,968

As of September 30, 2025, the estimated amortization expense of CDI for future periods is as follows:

Remainder of 2025	$386,494
2026	1,412,133
2027	963,171
2028	784,729
2029	435,744
Thereafter	655,959
Total	$4,638,230

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 6.	Short-Term Borrowings

Short-term borrowings included the following on September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Securities sold under repurchase agreements	$2,662,527	$3,391,566
FHLB cash management advance	35,000,000	-
Federal funds purchased	25,000,000	-
Total short-term borrowings	$62,662,527	$3,391,566

As of September 30, 2025, the Company had federal funds purchased totaling $25,000,000. These borrowings had a weighted average interest rate of 4.43% and a maturity of 14 days.

As of September 30, 2025, the Company had a short-term FHLB cash management advance totaling $35,000,000. This borrowing had an interest rate of 4.26% and matures on December 29, 2025.

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are typically secured by investment securities with fair values exceeding the total balance of the agreement and such collateral is held by the Company. The weighted average rate on these arrangements as of September 30, 2025 and December 31, 2024 was 2.45% and 3.27%, respectively. The maximum amount of outstanding agreements at any month end during the nine months ended September 30, 2025 and the fiscal year ended December 31, 2024 totaled $6,632,284 and $6,046,056, respectively, and the monthly average of such agreements totaled $5,182,756 and $4,519,370 for September 30, 2025 and December 31, 2024, respectively, with an average rate paid of 2.76% and 3.53%, for the nine months ended September 30, 2025 and for the fiscal year ended December 31, 2024, respectively.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 7.	Long-Term Debt

FHLB advances and notes payable consisted of the following components as of the dates indicated:

	September 30,	December 31,
	2025	2024
FHLB advances, principal and interest payments of at fixed interest rates from 0.69% to 5.33%	$61,628,245	$65,580,576

Notes payable to Community Trust, principal and interest payments of $667,000 due quarterly beginning January 27, 2020, at the prime rate, with the balance due January 30, 2035, secured by Commercial Bank stock	20,256,416	21,451,660

Trust Preferred Securities, interest payments due quarterly at SOFR plus 2.4%	5,559,493	5,507,284

PBD Promissory Note, payments due quarterly at 3.75%, maturing September 2026	12,653,189	13,233,122

Total	$100,097,343	$105,772,642

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 7.	Long-Term Debt, Continued

The FHLB advances were secured by mortgage loans totaling $642,663,000 on September 30, 2025. The advances, requiring monthly principal and interest payments at fixed interest rates from 0.69% to 5.33%, are subject to restrictions or penalties in the event of prepayment. These advances mature at various dates between 2025 and 2041.

On January 27, 2020, the Company executed a Loan Agreement with Community Trust Bank, Inc., Pikeville, Kentucky (the “Community Trust Loan Agreement” and the loan thereunder, the “CTB Loan”), to refinance then existing holding company debt. This loan was for $28,500,000 and is repayable in quarterly principal and interest payments based on a 15-year amortization and interest of the Prime Rate, daily adjustable.

The CTB Loan requires the Company and the Bank to meet certain covenants on an annual basis. The Company and the Bank were in compliance with all the covenants for the nine months ended September 30, 2025.

With the acquisition of Citizens Bancorp, Inc. (“Citizens Bancorp”) and its bank subsidiary, Citizens Bank, on January 2, 2018, the Company assumed Citizens Bank Capital Trust (the “Trust”). The Trust was formed during 2004 as a statutory trust formed under the laws of the State of Delaware and is wholly owned by the Company. In September 2004, the Trust issued variable rate preferred securities (the “Trust Preferred Securities”) with an aggregate liquidation amount of $6,000,000 ($1,000 per Trust Preferred Security) to a third-party investor. Citizens Bancorp then issued variable rate junior debentures aggregating $6,186,000 to the Trust (the “Subordinated Debentures”). The Subordinated Debentures are the sole assets of the Trust. The Subordinated Debentures and the Trust Preferred Securities pay interest and dividends, respectively, on a quarterly basis, at a variable interest rate equal to the three-month SOFR plus 2.40% adjusted quarterly which was 6.75% and 6.89% on September 30, 2025 and December 31, 2024, respectively. These Subordinated Debentures will mature in 2034, at which time the Trust Preferred Securities are to be redeemed. The Subordinated Debentures and Trust Preferred Securities can be redeemed prior to maturity, in whole or in part, beginning October 7, 2009, at a redemption price of $1,000 per preferred security. The Company (as successor to Citizens Bancorp) has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the Trust Preferred Securities in the event of the occurrence of an event of default, as fined in such guarantee. The trust agreement contains provisions that enable the Company to defer making interest payments for a period of up to five years. However, the Company would be restricted from paying dividends on or redeeming its common stock during any deferral.

The face amount of the Subordinated Debentures was $6,186,000 on both September 30, 2025 and December 31, 2024. Unamortized discount was $626,507 and $678,716 on September 30, 2025 and December 31, 2024, respectively.

Aggregate annual maturities of long-term debt on September 30, 2025, are:

Debt
Remainder of 2025	$11,728,026
2026	24,377,433
2027	10,595,051
2028	9,201,560
2029	8,061,728
Thereafter	36,133,545
$100,097,343

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 8.	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average assets (as defined in the regulations). Management believes as of September 30, 2025 and December 31, 2024, the Bank met all capital adequacy requirements to which is subject. In addition to these requirements, the Bank is subject to an institution specific capital conservation buffer, which must exceed 2.50%, to avoid limitations on distributions and discretionary bonus payments.

As of September 30, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s capitalization.

The Bank’s actual capital amounts and ratios as of September 30, 2025 and December 31, 2024 are presented in the tables below (dollars in thousands).

					Minimum
					to be well
			Minimum		capitalized under
			for capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025:
Total capital (to risk-weighted assets)	$275,898	15.2%	$145,629	8.0%	$182,037	10.0%

Tier I capital (to risk-weighted assets)	$257,886	14.2%	$109,222	6.0%	$145,629	8.0%

Common equity Tier 1 capital (to risk-weighted assets)	$257,886	14.2%	$81,917	4.5%	$118,324	6.5%

Tier 1 capital (to average assets)	$257,886	12.0%	$85,742	4.0%	$107,177	5.0%

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 8.	Regulatory Matters, Continued

					Minimum
					to be well
			Minimum		capitalized under
			for capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total capital (to risk-weighted assets)	$253,949	13.5%	$150,920	8.0%	$188,650	10.0%

Tier I capital (to risk-weighted assets)	$235,674	12.5%	$113,190	6.0%	$150,920	8.0%

Common equity Tier 1 capital (to risk-weighted assets)	$235,674	12.5%	$84,892	4.5%	$122,622	6.5%

Tier 1 capital (to average assets)	$235,674	10.6%	$89,209	4.0%	$111,511	5.0%

Note 9.	Restricted Stock Units (“RSUs”)

The Company may grant RSUs to directors, employees and executives under its 2025 Omnibus Incentive Plan. RSUs represent the right to receive shares of the Company’s common stock upon satisfaction of vesting conditions, which are generally based on continued service over a three-year period. RSUs do not carry voting rights or dividend entitlements until vested and settled in shares of common stock.

The fair value of RSUs is determined based on the market price of the Company’s common stock on the grant date. Compensation expense related to RSUs is recognized on a straight-line basis over the requisite service period, adjusted for estimated forfeitures. The Company accounts for forfeitures as they occur.

On September 28, 2025, the Company granted 42,500 RSUs with a weighted-average grant date fair value of $24.00 per share. As of September 30, 2025, there was $1.02 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of 3 years. For the quarter ended September 30, 2025, management determined compensation expense was immaterial.

Upon RSUs vesting, the Company may withhold shares to satisfy employee tax obligations. These shares are recorded as treasury stock at the fair market value on the vesting date.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 10.	Disclosures About Fair Value of Assets and Liabilities

ASC 820, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also specifies a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 10. Disclosures About Fair Value of Assets and Liabilities, Continued

Available-for-sale securities:

Where quoted market prices are available in an active market, securities are classified within Level l of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include all of the Company’s available-for-sale securities, consisting of U.S. Treasury, government agencies, municipals and mortgage-backed securities. Inputs used to estimate the fair value of Level 2 securities when pricing models are used include the security’s call date, maturity date, interest rate and current market interest rates. In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Interest rate swap agreements:

The fair value of interest rate swap agreements is estimated using inputs including the remaining term of the agreement and current market interest rates, that are observable or that can be corroborated by observable marked data and, therefore, are classified within Level 2 of the valuation hierarchy.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell on September 30, 2025 and December 31, 2024:

	September 30, 2025
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Fair	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government and federal agency	$7,108	$-	$7,108	$-
Mortgage-backed:
GSE residential	13,581,057	-	13,581,057	-
State and political subdivision securities	15,967,438	-	15,967,438	-
Interest rate swaps	14,328,164	-	14,328,164	-
Liabilities
Interest rate swaps	14,328,164	-	14,328,164	-

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 10.	Disclosures About Fair Value of Assets and Liabilities, Continued

	December 31, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Fair	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government and federal agency	$15,268,645	$-	$15,268,645	$-
U.S. Government-sponsored enterprises (GSEs)	55,929	-	55,929	-
Mortgage-backed:
GSE residential	16,143,431	-	16,143,431	-
State and political subdivision securities	16,470,010	-	16,470,010	-
Interest rate swaps	22,178,477	-	22,178,477	-
Liabilities
Interest rate swaps	22,178,477	-	22,178,477	-

The Company has no assets or liabilities whose fair values are measured using Level 3 inputs on a recurring basis.

Following is a description of the valuation methodologies and inputs used for assets and liabilities measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Collateral-dependent and individually evaluated:

The fair value of collateral-dependent loans was primarily measured based on the value of the collateral securing these loans and classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets, including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. These loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 10.	Disclosures About Fair Value of Assets and Liabilities, Continued

Foreclosed assets held for sale:

The fair value of foreclosed assets held for sale is estimated using the fair value method of measuring the amount of impairment. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. The fair value method is classified within Level 3 of the fair value hierarchy.

The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell on September 30, 2025 and December 31, 2024:

	September 30, 2025
	Fair Value Measurements Using
	Fair value	(Level 1)	(Level 2)	(Level 3)

Foreclosed assets held for sale	$-	$-	$-	$-
Collateral-dependent loans	$483,000	$-	$-	$483,000

	December 31, 2024
	Fair Value Measurements Using
	Fair value	(Level 1)	(Level 2)	(Level 3)

Foreclosed assets held for sale	$73,020	$-	$-	$73,020
Collateral-dependent loans	$230,000	$-	$-	$230,000

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 10.	Disclosures About Fair Value of Assets and Liabilities, Continued

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value on September 30, 2025 and December 31, 2024:

September 30, 2025
	Fair	Valuation	Significant	Weighted
	value	techniques(1)	unobservable inputs	average

Foreclosed assets held for sale	$-	Appraisal	Estimated costs to sell	-
Collateral-dependent loans	$483,000	Appraisal	Estimated costs to sell	8%

	December 31, 2024
	Fair	Valuation	Significant	Weighted
	value	techniques(1)	unobservable inputs	average

Foreclosed assets held for sale	$73,020	Appraisal	Estimated costs to sell	25%
Collateral-dependent loans	$230,000	Appraisal	Estimated costs to sell	8%

(1)	The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral-dependent.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 10.	Disclosures About Fair Value of Assets and Liabilities, Continued

Fair values of financial instruments:

The carrying amounts and estimated fair values of financial instruments not carried at fair value, on September 30, 2025 and December 31, 2024, are as follows:

	September 30, 2025
	Carrying	Fair value measurements
	amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$154,786,944	$154,786,944	$-	$-	$154,786,944
Held-to-maturity securities
U.S. Government and federal agency	31,764,106	-	31,417,342	-	31,417,342
U.S. Government- sponsored enterprises (GSEs)	57,620,068	-	56,375,450	-	56,375,450
Mortgage-backed: GSE residential	38,613,499	-	36,382,394	-	36,382,394
State and political subdivisions	3,917,710	-	3,716,934	-	3,716,934
	131,915,382	-	127,982,120	-	127,982,120

Loans Receivable	1,749,250,647	-	-	1,712,338,792	1,712,338,792

Financial Liabilities
Time Deposits	469,673,638	-	467,065,165	-	467,065,165
Long-Term borrowings	100,097,343	-	105,596,778	-	105,596,778
Short-Term borrowings	62,662,527	62,662,527	-	-	62,662,527

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 10.	Disclosures About Fair Value of Assets and Liabilities, Continued

Fair values of financial instruments, continued:

	December 31, 2024
	Carrying	Fair value measurements
	amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$178,197,916	$178,197,916	$-	$-	$178,197,916
Held-to-maturity securities
U.S. Government and federal agency	87,467,213	-	84,439,850	-	84,439,850
U.S. Government- sponsored enterprises (GSEs)	19,270,853	-	18,559,597	-	18,559,597
Mortgage-backed: GSE residential	19,030,532	-	15,864,131	-	15,864,131
State and political subdivisions	2,448,356	-	2,178,581	-	2,178,581
	128,216,954	-	121,042,159	-	121,042,159

Loans Receivable	1,788,791,583	-	-	1,742,200,000	1,742,200,000

Financial Liabilities
Time Deposits	576,501,235	-	574,604,000	-	574,604,000
Long-Term borrowings	105,772,642	-	109,165,065	-	109,165,065
Short-Term borrowings	3,391,566	3,391,566	-	-	3,391,566

Note 11.	Significant Estimates and Concentrations

The Company originates primarily real estate, commercial, and consumer loans to customers primarily in Claiborne County, Tennessee and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in the local area.

On September 30, 2025 and December 31, 2024, 90% and 88%, respectively, of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of foreclosed assets is susceptible to changes in real estate conditions in the Company’s primary market area. The other concentrations of credit by type of loan are set forth in Note 3.

Current economic conditions:

Management is confident that current underwriting standards have achieved sufficient loan-to-value and operating margins to meet potential changes in the economic environments in the markets we serve.

The accompanying financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the ACL and capital that could negatively impact the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 12.	Commitments and Contingencies

Standby letters of credit:

Standby letters of credit are irrevocable conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under nonfinancial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should the Company be obligated to perform under the standby letters of credit, the Company may seek recourse from the customer for reimbursement of amounts paid.

The Company had total outstanding standby letters of credit amounting to approximately $23,349,000 and $45,505,000 on September 30, 2025 and December 31, 2024, respectively, with terms ranging from 30 days to five years. On September 30, 2025 and December 31, 2024, the Company’s deferred revenue under standby letter of credit agreements was $0.

Lines of credit:

Lines of credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Lines of credit generally have fixed expiration dates. Because a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

On September 30, 2025, the Company had granted unused lines of credit to borrowers aggregating approximately $280,792,000 for commercial lines and open-end consumer lines. On December 31, 2024, unused lines of credit to borrowers aggregated approximately $354,509,000 for commercial lines and open-end consumer lines.

Contingencies:

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2025, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 13.	Derivatives Not Designated as Hedges

The Company enters into interest rate swaps with certain loan customers. The Company then enters into corresponding offsetting derivatives with third parties, which results in offsetting revenues and expenses within interest income. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative positions gross on its consolidated balance sheets. The derivatives recorded on the consolidated balance sheets as of September 30, 2025 and December 31, 2024, were as follows:

	September 30, 2025		December 31, 2024
	Notional	Fair	Notional	Fair
	amount	value	amount	value
Included in other assets:
Interest rate swaps related to customer loans	$281,143,360	$14,328,164	$262,864,970	$22,178,477

Included in other liabilities:
Interest rate swaps related to customer loans	$281,143,360	$14,328,164	$262,864,970	$22,178,477

Note 14.	Dividend Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of September 30, 2025, approximately $51,241,000 of retained earnings is available to pay dividends.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 15.	Earnings Per Share

The factors used in the earnings per share computation follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Basic
Net income	$9,466,149	$9,207,213	$27,057,347	$26,075,325
Weighted average common shares outstanding	12,239,644	12,208,881	12,205,817	12,210,006
Basic earnings per share	$0.77	$0.75	$2.22	$2.14

Diluted
Net income	$9,466,149	$9,207,213	$27,057,347	$26,075,325
Weighted average common shares Outstanding for basic EPS	12,239,644	12,208,881	12,205,817	12,210,006
Add: Dilutive effects of assumed exercise of stock grants	924	179,688	311	179,688
Average dilutive common shares	12,240,568	12,388,569	12,206,128	12,389,694
Diluted earnings per common share	$0.77	$0.74	$2.22	$2.10

Dilutive common shares represent shares that had been awarded but had not been issued to the recipien

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements (Unaudited)

Note 16.	Subsequent Events

Initial Public Offering:

On October 3, 2025, the Company completed its initial public offering (“IPO”) of 7,173,092 shares of its common stock, 1,458,334 of which were sold by the Company and 5,714,758 of which were sold by certain selling shareholders, at a price to the public of $24.00 per share. The Company received from the IPO net proceeds after deducting underwriting discounts and commissions and estimated offering expenses of approximately $30.6 million.

Our common stock began trading on the Nasdaq Capital Market under the ticker symbol “CBK” on October 2, 2025.

The Company intends to use the net proceeds from the IPO to repay the CTB Loan and redeem the Company’s outstanding Subordinated Debentures and related Trust Preferred Securities, and to use the remaining proceeds, if any, for general corporate purposes.

The IPO occurred after the balance sheet date and does not impact the financial position as of September 30, 2025, but is disclosed as a subsequent event in accordance with ASC 855, Subsequent Events, due to its significance in the Company’s capital structure.

Repayment of CTB Loan:

On October 7, 2025, subsequent to the balance sheet date of September 30, 2025, the Company repaid in full the CTB Loan in the amount of $20,256,416. The repayment was funded through proceeds from the IPO.

This transaction does not affect the financial position as of September 30, 2025, but is disclosed as a subsequent event in accordance with ASC 855, Subsequent Events, due to its significance in the Company’s capital structure.

Besides the above, there were no subsequent events requiring disclosure or recognition in the Company’s unaudited consolidated financial statements, other than those included elsewhere in this Report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in the Registration Statement. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Report, particularly in the section entitled “Cautionary Note Regarding Forward-Looking Statements” as well as the section entitled “Risk Factors” in the Registration Statement. We assume no obligation to update any of these forward-looking statements except to the extent required by law.

Overview

The Company is a bank holding company headquartered in Harrogate, Tennessee that has elected under the BHC Act to become a financial holding company. We were incorporated in Tennessee in 1975, and we operate primarily through our wholly owned subsidiary, the Bank, a Tennessee-chartered banking corporation organized in 1976. We provide banking services from 34 offices in select markets in Kentucky, North Carolina, and Tennessee, and we also operate one loan production office in Lincolnton, North Carolina. The Bank is a full-service community banking institution that offers traditional consumer and commercial products and services to serve businesses and individuals in our markets.

Our management’s discussion and analysis of financial condition and results of operations is intended to provide the reader with information that will assist in the understanding of our business, results of operations, financial condition and financial statements; changes in certain key items in our financial statements from period to period; and the primary factors that we use to evaluate our business.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. The application of these principles requires management to make estimates, assumptions and complex judgements that affect amounts presented in our consolidated financial statements. These estimates, assumptions and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgements. Management has identified ACL as a critical accounting policy as included in Note 1 of our consolidated financial statements as of and for the fiscal year ended December 31, 2024 included in the Registration Statement to be an accounting area that requires the most complex and subjective judgements and, as such, could be most subject to revision as new and additional information becomes available or circumstances change, including changes in the economic climate and interest rate changes. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in this analysis and discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these policies, estimates, and assumptions, from those disclosed in the Registration Statement.

Emerging Growth Company

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected to take advantage of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we may adopt the standard on the application date for private companies. We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company.

Nine Months ended September 30, 2025 Highlights

Results of Operations

●	We had net income less non-controlling interest of $27.1 million for the nine months ended September 30, 2025, an increase of $1.3 million, or 4.9%, as compared to the nine months ended September 30, 2024. The increase was primarily the result of an increase in net interest income after provision for credit losses offset by an increase in the provision for income taxes.

●	We had net income before income taxes of $35.1 million for the nine months ended September 30, 2025, an increase of $3.3 million, or 10.5%, as compared to the nine months ended September 30, 2024. The increase was primarily the result of an increase in net interest income after provision for credit losses.

●	Net interest income was $59.6 million for the nine months ended September 30, 2025, an increase of $1.8 million, or 3.1%, as compared to the nine months ended September 30, 2024. The increase was primarily attributable to increased loan volume and a reduction in long-term debt interest expense.

●	Noninterest income was $7.3 million for the nine months ended September 30, 2025, a decrease of $0.6 million, or 7.4%, as compared to the nine months ended September 30, 2024. The decrease was primarily the result of decreases in customer service charges due to normal fluctuations in our letters of credit fees.

●	Noninterest expense was $31.9 million for the nine months ended September 30, 2025, a decrease of $0.3 million, or 0.9%, as compared to the nine months ended September 30, 2024. The decrease was primarily the result of efficiencies realized from the acquisition of AB&T.

Three Months ended September 30, 2025 Highlights

Financial Condition

●	Total assets were $2.2 billion as of September 30, 2025, a decrease of $48.1 million, or 2.1%, from June 30, 2025.

●	Net loans were $1.7 billion as of September 30, 2025, a decrease of $24.2 million, or 1.4%, from June 30, 2025.

●	Total deposits were $1.8 billion as of September 30, 2025, a decrease of $70.6 million, or 3.8%, from June 30, 2025. This decrease was primarily driven by a $71.9 million reduction in time deposits to $469.7 million at September 30, 2025, from $541.6 million at June 30, 2025. Noninterest bearing demand deposits decreased $18.2 million, or 4.4%, to $398.8 million as of September 30, 2025, from $417.0 million as of June 30, 2025. Brokered deposits decreased $77.2 million or 61.7%, to $48.0 million as of September 30, 2025 from $125.2 million as of June 30, 2025.

●	Non-brokered deposits were $1.7 billion as of September 30, 2025, an increase of $6.6 million, or 0.4%, from June 30, 2025. This increase was primarily driven by normal customer business cycles.

●	Asset quality increased slightly with nonperforming assets to total assets of 0.26% as of September 30, 2025, a decrease of 0.04% from June 30, 2025. The ACL to total loans remained flat at 1.01% for the same periods of time.

●	Book value per share increased $0.81, or 4.2%, to $20.03 at September 30, 2025, from $19.22 at June 30, 2025.

Results of Operations

●	We had net income less non-controlling interest of $9.5 million for the three months ended September 30, 2025, an increase of $0.3 million, or 2.8%, from the three months ended September 30, 2024. The increase was primarily the result of an increase in net interest income after provision for credit losses offset by an increase in the provision for income taxes.

●	We had net income before income taxes of $12.3 million for the three months ended September 30, 2025, an increase of $1.3 million, or 11.6%, from the three months ended September 30, 2024. The increase was primarily the result of an increase in net interest income after provision for credit losses.

●	Net interest income was $20.2 million for the three months ended September 30, 2025, an increase of $1.2 million, or 6.1%, from the three months ended September 30, 2024. The increase was primarily attributable to increased loan volume and reduction in long-term debt interest expense.

●	Noninterest income was $2.6 million for the three months ended September 30, 2025, a decrease of $0.2 million, or 6.5%, from the three months ended September 30, 2024. The decrease was primarily the result of decreases in customer service charges due to normal fluctuations in our letters of credit fees.

●	Noninterest expense was $10.6 million for the three months ended September 30, 2025, a slight increase of $0.1 million, or 0.3%, from the three months ended September 30, 2024.

Primary Factors Used to Evaluate Our Business

Results of Operations

The most significant factors we use to evaluate our business and results of operations are net income, return on average assets (“ROAA”) and return on average equity (“ROAE”). We also use net interest income, noninterest income, noninterest expense and efficiency ratio.

Net Income

Our net income depends substantially on net interest income, which is the difference between interest earned on interest-earning assets (usually interest-bearing cash, investment securities and loans) and the interest expense incurred in connection with interest-bearing liabilities (usually interest-bearing deposits and borrowings). Our net income also depends on noninterest income, which is income generated other than by our interest-earning assets. Other factors that influence our net income include our provisions for credit losses, income taxes, and noninterest expenses, which include our fixed and variable overhead costs and other miscellaneous operating expenses.

Return on Average Assets

We monitor ROAA to measure our operating performance and to determine how efficiently our assets are being used to generate net income. In determining ROAA for a given period, net income is divided by the average total assets for that period.

Return on Average Equity

We use ROAE to assess our effectiveness in utilizing shareholders’ equity to generate net income. In determining ROAE for a given period, net income is divided by the average shareholders’ equity for that period.

Net Interest Income

Net interest income is our principal source of net income and represents the difference between interest income and interest expense. We generate interest income from interest-earning assets that we own, including loans and investment securities. We incur interest expense from interest-bearing liabilities, including interest-bearing deposits and other borrowings, notably FHLB advances, the CTB Loan and the Subordinated Debentures. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the cost of our deposits and other funding sources; (iii) our net interest spread; and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is a ratio of net interest income to average interest earning assets for the same period.

Changes in market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing liabilities and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.

Noninterest Income

Noninterest income primarily consists of: (i) service charges on deposit accounts; (ii) net realized gains on the sale of premises and equipment; (iii) net realized gains on the sale of foreclosed assets; (iv) automated teller machine (“ATM”) and debit card fees; (v) benefits from changes in the cash surrender value of bank owned life insurance (“BOLI”); and (vi) other miscellaneous fees and income.

Our income from service charges on deposit accounts, which includes nonsufficient funds fees, is impacted by several factors, including number of accounts, products utilized and account holder cash management behaviors. These are further impacted by deposit products utilized by customers, marketing of new products and other factors. Net realized gains on the sale of premises and equipment reflects non-recurring gains from sales of property and equipment no longer needed for operations. Net realized gains on the sale of foreclosed assets reflects net gains from the sale of real estate classified as other real estate owned (“OREO”). ATM and debit card fees includes ATM transaction fees charged to non-bank customers for the use of our ATMs and interchange income. Income on BOLI, which is non-taxable, reflects changes in the cash surrender value of our BOLI policies, which is the amount that the Bank may realize under these insurance policies. Our other miscellaneous fees and income can include items such as other service fees and other nonrecurring items. All of these can vary based on customer activity and other factors.

Noninterest Expense

Noninterest expense primarily consists of: (i) salaries and employee benefits; (ii) occupancy expenses; (iii) professional fees; (iv) data processing expenses; (v) Federal Deposit Insurance Corporation (the “FDIC”) deposit insurance premiums; (vi) depreciation and amortization; and (vii) other operating expenses.

Salaries and employee benefits include compensation, employee benefits and employer tax expenses for our personnel. Occupancy expenses include utility expenses, property taxes, lease expense, and property maintenance related items. Professional fees include expenses for legal, accounting, consulting, and third-party internal audit and review services. Data processing expenses include expenses paid to our primary third-party data processor and other ancillary providers as well as telecommunication and data services expenses. Other operating expenses include marketing, telephone, supplies, travel and entertainment expenses, armored carrier services fees and director fees.

Efficiency Ratio

The efficiency ratio is defined as operating expenses divided by fee income plus tax equivalent net interest income. As a general rule, the lower a financial institution’s efficiency ratio, the better the performance.

Primary Factors Used to Evaluate Our Financial Condition

The most significant factors we use to evaluate and manage our financial condition include asset quality, capital, liquidity, net income growth and profitability versus peer group banks.

Asset Quality

We monitor the quality of our assets based upon various factors, including level and severity of deterioration in borrower cash flows and asset quality. Problem assets are assessed and reported as delinquent, classified, nonperforming, nonaccrual or troubled debt restructurings. We also monitor credit concentrations. We manage the ACL to reflect loan volumes, identified credit and collateral conditions, economic conditions and other qualitative factors.

Capital

We monitor capital using regulatory capital ratios. Factors other than regulatory capital rules used include overall financial condition, including the trend and volume of problem assets, reserves, risks, level and quality of earnings, and anticipated growth, including acquisitions.

Liquidity

Deposits primarily consist of commercial and personal accounts maintained by businesses and individuals in our primary market areas. We also utilize brokered deposits (Multi-Bank Securities, Inc. and LPL Financial) and non-brokered deposits (National CD Rateline), certificates of deposits and reciprocal deposits through a third-party network that effectively allows depositors to receive insurance on amounts greater than the FDIC insurance limit, which is currently $250,000 per depositor, per FDIC-insured bank for each account ownership category. We manage liquidity based on factors that include liquid assets to loans, cash flow projections, short-term funding needs and sources, and the availability of unused funding sources. As of September 30, 2025, approximately $305.0 million was available for borrowing on committed lines with the FHLB and $77.5 million was available for purchases of federal funds from correspondents on an overnight uncommitted basis.

Net Income Growth

We monitor net income growth monthly, quarterly and annually. Net income growth is compared to prior month, prior year to date, and budget.

Profitability Versus Peer Group Banks

We monitor the Bank’s profitability metrics compared to those of peer banks with comparable size and markets. Profitability metrics include ROAA, ROAE, net interest spread, and overhead efficiency ratio. Specific peer bank comparisons are provided to the board of directors of the Bank quarterly.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The following table shows the average outstanding balance of each principal category of our assets, liabilities and shareholders’ equity, together with the average yields on our assets and average costs of our liabilities, for the periods indicated. Yields and costs are calculated by dividing the annualized income or expense by the average daily balances of the corresponding assets or liabilities for the same period.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earnings assets:
Gross loans, net of unearned income(1)	$1,767,379	$28,074	6.4%	$1,751,689	$28,719	6.6%
Investment securities	169,679	1,187	2.8%	184,653	830	1.8%
Other interest-earning assets	76,746	760	4.0%	104,949	1,072	4.1%
Total interest-earning assets	$2,013,804	$30,021	6.0%	$2,041,291	$30,621	6.0%
Allowance for credit losses	(17,971)	—		(18,318)
Noninterest-earning assets	175,035	—		186,879
Total Assets:	$2,170,869			$2,209,852

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$509,726	$2,806	2.2%	$482,703	$2,932	2.4%
NOW, savings and money market deposits	380,421	1,396	1.5%	410,769	1,594	1.6%
Time deposits	486,555	4,452	3.7%	555,669	5,748	4.1%
Short-term borrowings	7,354	55	3.0%	5,368	77	5.7%
FHLB advances	61,827	455	2.9%	68,315	455	2.7%
Other borrowings	38,580	635	6.6%	40,718	759	7.5%
Total interest-bearing liabilities	$1,484,463	$9,799	2.6%	$1,563,542	$11,565	3.0%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$413,376	—		$410,042
Other liabilities	33,557	—		28,855
Total noninterest-bearing liabilities	$446,933	—		$438,897
Shareholders’ equity	$239,473	—		$207,413
Total liabilities and shareholders’ equity	$2,170,869	—		$2,209,852
Net Interest Income		$20,222			$19,056
Net Interest Spread(2)			3.3%			3.0%
Net Interest Margin(3)			4.0%			3.7%

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earnings assets:
Gross loans, net of unearned income(1)	$1,786,357	$84,435	6.3%	$1,722,635	$84,969	6.6%
Investment securities	180,975	3,767	2.8%	197,404	2,708	1.8%
Other interest-earning assets	111,265	3,444	4.1%	120,400	4,203	4.7%
Total interest-earning assets	$2,078,597	$91,646	5.9%	$2,040,439	$91,880	6.0%
Allowance for credit losses	(18,151)	—		(17,418)
Noninterest-earning assets	175,750	—		180,746
Total Assets:	$2,236,196			$2,203,767

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$538,268	$9,083	2.3%	$486,417	$8,785	2.4%
NOW, savings and money market deposits	385,694	4,318	1.5%	408,388	5,097	1.7%
Time deposits	533,863	15,264	3.8%	537,509	16,092	4.0%
Short-term borrowings	5,981	130	2.9%	5,534	165	4.0%
FHLB advances	462,965	1,334	2.8%	75,015	1,547	2.8%
Other borrowings	39,179	1,896	6.5%	42,935	2,377	7.4%
Total interest-bearing liabilities	$1,565,950	$32,025	2.7%	$1,555,798	$34,063	2.9%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$405,749	—		$410,710
Other liabilities	35,398	—		35,188
Total noninterest-bearing liabilities	$441,147	—		$445,898
Shareholders’ equity	$229,099	—		$202,071
Total liabilities and shareholders’ equity	$2,236,196	—		$2,203,767
Net Interest Income		$59,621			$57,817
Net Interest Spread(2)			3.2%			3.1%
Net Interest Margin(3)			3.9%			3.8%

(1)	Includes nonaccrual loans.
(2)	Net interest spread is the difference between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities.
(3)	Net interest margin is a ratio of net interest income to average interest-earning assets for the same period.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates.

The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate), and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been proportionately allocated to both volume and rate.

	Three Months Ended September 30, 2025 over 2024
	Changes due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-Earning Assets:
Loans	$257	$(902)	$(645)
Investment securities	(67)	424	357
Other interest earning assets	(288)	(24)	(312)
Total increase (decrease) in interest income	98	(502)	(600)

Interest-Bearing Liabilities:
NOW, savings, MMDA deposits, interest-bearing demand	46	(370)	(324)
Time deposits	(715)	(581)	(1,296)
Short-term borrowings	28	(50)	(22)
FHLB advances	(43)	43	0
Other borrowings	(40)	(84)	(124)
Total increase (decrease) in interest expense	(723)	(1,043)	(1,766)
Increase (decrease) in net interest income	$625	$541	$1,166

	Nine Months Ended September 30, 2025 over 2024
	Changes due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-Earning Assets:
Loans	$3,143	$(3,677)	$(534)
Investment securities	(225)	1,284	1,059
Other interest-earning assets	(319)	(440)	(759)
Total increase (decrease) in interest income	2,599	(2,833)	(234)

Interest-Bearing Liabilities:
NOW, savings, MMDA deposits, interest-bearing demand	653	(1,134)	(481)
Time deposits	(109)	(719)	(828)
Short-term borrowings	13	(48)	(35)
FHLB advances	(249)	36	(213)
Other borrowings	(208)	(273)	(481)
Total increase (decrease) in interest expense	100	(2,138)	(2,038)
Increase (decrease) in net interest income	$2,499	$(695)	$1,804

Net interest income for the three months ended September 30, 2025 was $20.2 million compared to $19.1 million for the three months ended September 30, 2024, an increase of $1.2 million, or 6.1%. The increase in net interest income was comprised of an approximately $0.6 million, or 2.0%, decrease in interest income and dividend income, and an approximately $1.8 million, or 15.3%, decrease in interest expense. The $1.8 million decrease in interest expense for the three month period ended September 30, 2025, was primarily related to a 0.4% decrease in the rates paid on interest-bearing liabilities and a decrease of $79.1 million, or 5.1%, in average interest-bearing liabilities as of September 30, 2025, compared to September 30, 2024. The decrease in average interest-bearing liabilities from September 30, 2024 to September 30, 2025 was due to decreases in our time deposit balances. For the three months ended September 30, 2025, net interest margin and net interest spread were 4.0% and 3.3%, respectively, compared to 3.7% and 3.0%, respectively, for the same period in 2024, which reflects the decrease in interest income discussed above relative to the slight decrease in interest expense.

Net interest income for the nine months ended September 30, 2025 was $59.6 million compared to $57.8 million for the nine months ended September 30, 2024, an increase of $1.8 million, or 3.1%. The increase in net interest income was comprised of an approximately $0.2 million, or 0.3%, decrease in interest income and dividend income, and an approximately $2.0 million, or 6.0%, decrease in interest expense. The $2.0 million decrease in interest expense for the nine month period ended September 30, 2025, was primarily related to a 0.2% decrease in the rates paid on interest-bearing liabilities and an increase of $10.2 million, or 0.7%, in average interest-bearing liabilities as of September 30, 2025, compared to September 30, 2024. The increase in average interest-bearing liabilities from September 30, 2024 to September 30, 2025 was due to increases in our large depositor accounts. For the nine months ended September 30, 2025, net interest margin and net interest spread were 3.8% and 3.2%, respectively, compared to 3.8% and 3.1%, respectively, for the same period in 2024, which reflects the decrease in interest income discussed above in addition to decreases in interest expense.

The decrease in interest income was attributable to a $63.7 million, or 3.7%, increase in average gross loans outstanding as of September 30, 2025, compared to September 30, 2024, and a 0.3% decrease in the yield on gross total loans. The increase in average gross loans outstanding was primarily due to organic loan growth in the Nashville-Davidson — Murfreesboro — Franklin, Tennessee MSA (the “Nashville MSA”), the Knoxville, Tennessee MSA (the “Knoxville MSA”) and the Charlotte-Concord-Gastonia, North Carolina-South Carolina MSA (the “Charlotte MSA”). In addition to the decrease in interest income on loans, the decrease in interest income was attributable to a $9.1 million, or 7.6%, decrease in average other interest-earning assets as of September 30, 2025, as compared to September 30, 2024, and a 0.6% decrease in the yield on other interest-earning assets compared to the same period in 2024.

Provision for Credit Losses

Credit risk is inherent in the business of making loans. We establish an ACL through charges to earnings, which are shown in the statements of income as the provision for credit losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for credit losses is determined by conducting a quarterly evaluation of the adequacy of our ACL and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for credit losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas.

The provision for credit losses for the three months ended September 30, 2025, was $0 compared to $0.3 million for the three months ended September 30, 2024. The provision recorded for the three months ended September 30, 2024, was based on an increase in the number of loans outstanding. There were no significant net charge-offs in the three months ended September 30, 2025.

The provision for credit losses for the nine months ended September 30, 2025, was $0 compared to $1.8 million for the nine months ended September 30, 2024. The provision recorded for the nine months ended September 30, 2024, was based on an increase in the number of loans outstanding. There were no significant net charge-offs in the nine months ended September 30, 2025.

The ACL as a percentage of total loans was 1.01% at September 30, 2025, and 1.00% at December 31, 2024.

Noninterest Income

While interest income remains the largest single component of total revenues, noninterest income is an important contributing component. Our most significant sources of noninterest income include customer service fees, which include overdraft program fees, and bank card services and interchange fees.

Noninterest income for the three months ended September 30, 2025, was $2.6 million compared to $2.8 million for the three months ended September 30, 2024, a decrease of $0.2 million, or 7.1%. The following table sets forth the major components of our noninterest income for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Customer service fees	$735	$654	$81
Net realized gains (losses) on sales of available-for-sale securities	—	—	—
Net gains (losses) on sales of premises and equipment	21	388	(368)
Net gains (losses) on sales of foreclosed assets	110	32	78
Net gains on sales of loans	—	—	—
ATM and debit card fees	846	883	(38)
Increase in BOLI	306	313	(7)
Other income and fees(1)	609	537	72
Total noninterest income	$2,627	$2,807	$(182)

Noninterest income for the nine months ended September 30, 2025, was $7.3 million compared to $7.9 million for the nine months ended September 30, 2024, a decrease of $0.6 million, or 7.6%. The following table sets forth the major components of our noninterest income for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Customer service fees	$2,065	$2,159	$(94)
Net realized gains (losses) on sales of available-for-sale securities	—	—	—
Net gains (losses) on sales of premises and equipment	25	412	(387)
Net gains (losses) on sales of foreclosed assets	113	151	(38)
Net gains on sales of loans	—	—	—
ATM and debit card fees	2,536	2,433	104
Increase in BOLI	950	876	73
Other income and fees(1)	1,604	1,848	(245)
Total noninterest income	$7,293	$7,879	$(587)

(1)	Other income and fees includes income and fees associated with miscellaneous services.

Customer service fees includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $81 thousand, or 12.4%, to $735 thousand for the three months ended September 30, 2025, from $654 thousand for the three months ended September 30, 2024. This increase was primarily the result of normal fluctuations in our operations. Customer service fees decreased $0.1 million, or 4.3%, to $2.1 million for the nine months ended September 30, 2025, from $2.2 million for the nine months ended September 30, 2024. This decrease was primarily the result of normal fluctuations in our operations.

ATM and debit card fees decreased $0.04 million, or 4.3%, to $0.85 million for the three months ended September 30, 2025, from $0.88 million for the three months ended September 30, 2024. The decrease was primarily the result of changes in transactional volume that generates interchange fees. These fees increased $0.1 million, or 4.3%, to $2.5 million for the nine months ended September 30, 2025, from $2.4 million for the nine months ended September 30, 2024. The increase was primarily the result of changes in transactional volume that generates interchange fees.

The income on BOLI decreased $7 thousand, or 2.4%, to $306 thousand for the three months ended September 30, 2025, from $313 thousand for the three months ended September 30, 2024. The decrease was primarily the result of a gain on a policy due to a death benefit and an increase in earnings rates. The income on BOLI increased $0.1 million, or 8.4%, to $0.95 million for the nine months ended September 30, 2025, from $0.88 million for the nine months ended September 30, 2024. The increase was primarily the result of a gain on a policy due to a death benefit and an increase in earnings rates.

Other income and fees increased $0.07 million, or 13.4%, to $0.6 million for the three months ended September 30, 2025 from $0.5 million for the three months ended September 30, 2024. This increase was primarily due to normal fluctuations in our operations. Other income and fees decreased $0.2 million, or 13.2%, to $1.6 million for the nine months ended September 30, 2025 from $1.8 million for the nine months ended September 30, 2024. This decrease was primarily due to normal fluctuations in our operations.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2025 was $10.6 million compared to $10.5 million for the three months ended September 30, 2024, an increase of $0.03 million, or 0.3%, which was primarily a result of efficiencies realized from the acquisition of AB&T. The following table sets forth the major components of our noninterest expense for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,729	$5,605	$124
Occupancy expenses	738	936	198
Data processing	1,104	1,067	36
Deposit insurance premiums	267	350	(83)
Professional Fees	136	329	(193)
Depreciation and amortization	955	1,062	(107)
Other expenses(1)	1,624	1,174	450
Total noninterest expense	$10,553	$10,523	$29

Noninterest expense for the nine months ended September 30, 2025 was $31.9 million compared to $32.1 million for the nine months ended September 30, 2024, a decrease of $0.3 million, or 0.9%, which was primarily a result of efficiencies realized from the acquisition of AB&T. The following table sets forth the major components of our noninterest expense for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$17,012	$16,852	$160
Occupancy expenses	2,529	2,651	(121)
Data processing	3,462	3,393	69
Deposit insurance premiums	738	875	(137)
Professional Fees	617	979	(363)
Depreciation and amortization	2,706	3,117	(411)
Other expenses(1)	4,795	4,277	518
Total noninterest expense	$31,859	$32,144	$(285)

(1)	Other expenses include items such as telephone expenses, marketing and advertising expenses, debit card expenses, courier fees, directors’ fees, and insurance.

Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) the annual cost for any increases in the liability for non-qualified plans maintained for certain key employees. Salaries and employee benefits for the three months ended September 30, 2025 were $5.7 million, an increase of $0.1 million, or 2.2%, compared to $5.6 million for the three months ended September 30, 2024. This slight increase was primarily due to pay increases net of turnover. For the nine months ended September 30, 2025, salaries and employee benefits were $17.0 million, an increase of $0.2 million, or 0.9%, compared to $16.9 million for the nine months ended September 30, 2024. This slight increase was primarily due to pay increases net of turnover.

Occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Occupancy expenses for the three months ended September 30, 2025 were $0.7 million compared to $0.9 million for the three months ended September 30, 2024, a decrease of $0.2 million, or 21.2%. The decrease was primarily attributable to normal fluctuations. Occupancy expenses for the nine months ended September 30, 2025 were $2.5 million compared to $2.7 million for the nine months ended September 30, 2024, a decrease of $0.12 million, or 4.6%. The decrease was primarily attributable to normal fluctuations.

Data processing expenses, which primarily consist of expenses for data processing services for core processing, increased $36 thousand, or 3.4%, to $1,104 thousand for the three months ended September 30, 2025 from $1,067 thousand for the three months ended September 30, 2024. For the nine months ended September 30, 2025, data processing expenses increased $0.07 million, or 2.0%, to $3.5 million from $3.4 million for same period in 2024.

Professional fees expenses, which include legal fees, audit and accounting fees, and consulting fees, decreased $0.2 million, or 58.7%, to $0.1 million for the three months ended September 30, 2025 compared to $0.3 million for the three months ended September 30, 2024. This decrease was primarily the result of the higher audit costs associated with the acquisition of AB&T in 2024. Professional fees expenses decreased $0.4 million, or 13.2%, to $0.6 million for the nine months ended September 30, 2025 compared to $1.0 million for the nine months ended September 30, 2024. This decrease was primarily the result of the higher appraisal fees and legal and audit costs associated with the acquisition of AB&T in 2024.

Depreciation and amortization for the three months ended September 30, 2025 was $1.0 million compared to $1.1 million for the three months ended September 30, 2024, a decrease of approximately $0.1 million, or 10.1%. The decrease was primarily attributable to the sale of a closed bank office and the decrease in core deposit intangibles from previous acquisitions. Depreciation and amortization for the nine months ended September 30, 2025 was $2.7 million compared to $3.1 million for the nine months ended September 30, 2024, a decrease of approximately $0.4 million, or 13.2%. The decrease was primarily attributable to the sale of a closed bank office and the decrease in core deposit intangibles from previous acquisitions.

Other expenses increased $0.04 million, or 38.3%, to 1.6 million for the three months ended September 30, 2025, compared to $1.2 million for the three months ended September 30, 2024. This increase was primarily due to increases in marketing, insurance and education expenses related to the acquisition of AB&T. Other expenses increased $0.5 million, or 12.1%, to 4.8 million for the nine months ended September 30, 2025, compared to $4.3 million for the nine months ended September 30, 2024. This increase was primarily due to increases in marketing, insurance and education expenses related to the acquisition of AB&T.

Financial Condition

Total assets were $2.2 billion as of September 30, 2025, a decrease of $86.8 million, or 3.8%, from December 31, 2024. This slight decrease was primarily the result of a decrease in cash due to a reduction of brokered deposit balances of $126.9 million and a reduction of gross loans of $39.5 million.

Loan Portfolio

Loans represent the largest portion of our earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition.

We have four loan portfolio segments: (i) real estate (which is divided into four classes), (ii) commercial, (iii) consumer and (iv) other. A segment is generally determined based on the initial measurement attribute, risk characteristics of the loan, and method for monitoring and assessing credit risk. Classes within the real estate portfolio segment include (i) CRE, (ii) C&D, (iii) residential, and (iv) other.

Our loan clients primarily consist of small to medium-sized business, the owners and operators of these businesses, and other professionals, entrepreneurs and high net worth individuals. We believe owner-occupied and investment CRE loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals.

The following describes risk characteristics relevant to each of the loan portfolio segments:

Real estate — We offer various types of real estate loan products, which are divided into the classes described below. All loans within this portfolio segment are particularly sensitive to the valuation of real estate.

●	C&D loans include extensions of credit to real estate developers or investors where repayment is dependent on the sale of the real estate or income generated from the real estate collateral.

●	Residential loans include one-to-four-family first mortgage loans, which are repaid by various means such as a borrower’s income, the sale of the property, or rental income derived from the property. These also include second lien or open-end residential real estate loans, such as home equity lines, which are typically repaid by the same means as one-to-four-family first mortgages.

●	CRE loans include both owner-occupied CRE loans and other CRE loans, such as commercial loans secured by income producing properties. Owner-occupied CRE loans made to operating businesses are long-term financings of land and buildings and are repaid by cash flows generated from business operations. Real estate loans for income-producing properties such as apartment buildings, office and industrial buildings, and retail shopping centers are repaid from rent income derived from the properties.

●	Other real estate loans include loans collateralized by farmland.

Commercial — This loan portfolio segment includes loans to commercial customers for use in normal business operations to finance working capital needs, equipment purchases, leases, or expansion projects. Loans are repaid by business cash flows. Collection risk in this portfolio is driven by the creditworthiness of the underlying borrower, particularly cash flows from the borrower’s business operations.

Consumer — This loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures. In addition to consumer installment loans, this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

Other — This loan portfolio segment primarily consists of tax-exempt commercial loans, undisbursed loans of all types, and unpaid overdrafts on deposit accounts.

The following table presents our balances and associated percentages of the composition of loans by loan portfolio segment, excluding loans held for sale, on the dates indicated:

	Loan Portfolio Segments
	As of September 30, 2025		As of December 31, 2024
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,002,192	57%	$1,006,207	56%
Construction and land development	201,399	11%	199,800	11%
Residential	376,769	21%	369,308	20%
Other	14,831	1%	16,816	1%
Commercial	154,732	9%	201,593	11%
Consumer	16,009	1%	15,214	1%
Other	7,642	0%	6,744	0%
Total loans	$1,773,574	100%	$1,815,682	100%
Deferred loan fees and discounts	6,381		8,685
Allowance for credit losses	17,942		18,205
Loans, net	$1,749,251		$1,788,792

Net loans were $1.7 billion as of September 30, 2025, a decrease of $39.5 million, or 2.2%, from December 31, 2024. This decrease was primarily the result of a few large loan payoffs from long-term borrowers selling their businesses.

The following tables show the contractual maturities of our total loan principal balances, excluding loan discounts, The following table shows the contractual maturities of the Company’s loans as of September 30, 2025, and December 31, 2024, respectively:

	As of September 30, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real Estate:
Construction and land development	$18,825	$23,744	$8,057	$125,869	$13,081	$11,823	$201,399
Residential	9,258	8,147	22,618	35,346	53,443	247,956	376,769
Commercial real estate	126,648	34,019	374,657	163,784	22,516	280,567	1,002,192
Other	33	219	3,317	9,985	252	1,025	14,831
Commercial	21,763	39,239	31,141	30,763	1,185	30,640	154,732
Consumer and other	6,020	3,327	11,727	602	1,593	383	23,652
Total Loans	$182,548	$108,696	$451,516	$366,350	$92,070	$572,394	$1,773,574

	As of December 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real Estate:
Construction and land development	$41,606	$57,676	$22,821	$70,396	$1,530	$5,770	$199,800
Residential	5,453	8,897	30,075	26,906	57,764	240,213	369,308
Commercial real estate	44,743	36,720	450,711	174,953	22,664	276,415	1,006,206
Other	1,280	1	3,060	10,706	749	1,020	16,816
Commercial	10,613	68,649	52,911	34,237	1,341	33,843	201,593
Consumer and other	6,613	316	12,465	556	1724	286	21,958
Total Loans	$110,308	$172,259	$572,043	$317,754	$85,772	$557,546	$1,815,682

The majority of our loans are priced with a fixed rate and a one-to-five-year maturity. This type of loan has historically been about 43.0% of total loans over the past two years because the majority of our commercial loans are priced with five-year balloons.

We are primarily involved in real estate, commercial, and consumer lending activities with customers throughout our markets in Kentucky, North Carolina, and Tennessee. About 89.9% and 87.7% of our total loans were secured by real property as of September 30, 2025 and December 31, 2024, respectively. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of the Nashville MSA, Knoxville MSA, Chattanooga, and Kingsport in Tennessee and the Charlotte MSA in North Carolina.

CRE loans were 56.5% of total loans as of September 30, 2025, and represented 55.4% of total loans as of December 31, 2024. C&D loans were 11.4% of total loans as of September 30, 2025, and represented 11.0% of total loans as of December 31, 2024. The ratio of our CRE loans to total risk-based bank capital was 363% as of September 30, 2025 and 304% as of December 31, 2024. C&D loans represented 73.0% of total risk-based bank capital as of September 30, 2025 as compared to 78.7% as of December 31, 2024.

We have established concentration limits in our loan portfolio for CRE loans by loan type, including collateral and industry, among others. All loan types are within established limits other than our hotels/motels category, which has occasionally exceeded our limit of 50% of total risk-based capital. For further information on the risks associated with the concentration of our loan portfolio in certain industries, please see the risk factor titled “We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses and make other loans that may carry increased levels of credit risk” in the section titled “Risk Factors” in the Registration Statement. Despite this category being outside of our established limits, we believe lending risk in this category is mitigated by a significant portion of the financed properties being owner-occupied hotels/motels, meaning that the properties are run by their owners. All but one of the hotel/motel projects currently in our loan portfolio are “flag” hotels. Further, our exposure to the hotels/motels category is geographically dispersed throughout the states of Florida, Kentucky, North Carolina, South Carolina and Tennessee. We have restricted lending on lodging projects to existing clients only for the foreseeable future. Our lending concentration in the hotels/motels sector is actively managed by our senior management team, including our President and Chief Executive Officer and Chief Credit Officer.

We require all business purpose loans to be underwritten by a centralized underwriting department located in Harrogate, Tennessee. Industry-tested underwriting guidelines are used to assess a borrower’s historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow us to react to a borrower’s deteriorating financial condition, should that occur.

Construction and Land Development.    Loans for residential construction are for single-family properties and to developers or investors. These loans are underwritten based on estimates of costs and the completed value of the project. Funds are advanced based on estimated percentage of completion for the project. Performance of these loans is affected by economic conditions as well as the ability to control the costs of the projects. This category also includes commercial construction projects.

C&D loans increased $1.6 million, or 0.8%, to $201.4 million as of September 30, 2025, from $199.8 million as of December 31, 2024. The majority of this increase was due to new loan volume. Residential C&D loans were relatively flat.

Residential.    We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which made up approximately 89.0% of our residential loan portfolio as of September 30, 2025. Our residential loans also include home equity lines of credit, which totaled $37.0 million, or approximately 9.8% of our residential portfolio, as of September 30, 2025. By offering a full line of residential loan products, the owners of the small to medium-sized businesses that we lend to are able to use us, instead of a competitor, for financing a personal residence.

Commercial Real Estate.    Our CRE loan portfolio includes loans for commercial property that is owned by real estate investors, construction loans to build owner-occupied properties, and loans to developers of CRE investment properties and residential developments. CRE loans are subject to underwriting standards and processes similar to our commercial loans. These loans are underwritten primarily based on projected cash flows for income-producing properties and collateral values for non-income-producing properties. The repayment of these loans is generally dependent on the successful operation of the properties securing the loans or the sale or refinancing of the property. Real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are diversified by type and geographic location. We believe this diversity helps reduce our exposure to adverse economic events that may affect any single market or industry. CRE loans were $1.0 billion as of September 30, 2025, a decrease of $4.0 million, or 0.4%, compared to December 31, 2024. This decrease was primarily driven by customer payoffs. As of September 30, 2025, our CRE portfolio was comprised of $357.4 million in non-owner occupied CRE loans and $432.5 million in owner-occupied properties and $212.1 million in multi-family properties.

Commercial.    Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably. Underwriting standards have been designed to determine whether the borrower possesses sound business ethics and practices, to evaluate current and projected cash flows to determine the ability of the borrower to repay its obligations, and to ensure appropriate collateral is obtained to secure the loan. Commercial loans are primarily made based on the identified cash flows of the borrower and, secondarily, on the underlying collateral provided by the borrower. Most commercial loans are secured by the assets being financed or other business assets, such as real estate, accounts receivable, or inventory, and typically include personal guarantees. Owner-occupied real estate is included in commercial loans, as the repayment of these loans is generally dependent on the operations of the commercial borrower’s business rather than on income-producing properties or the sale of the properties.

Commercial loans decreased $46.9 million, or 23.2%, to $154.7 million as of September 30, 2025, from $201.6 million as of December 31, 2024.

Consumer and Other.    We utilize our central underwriting department for all consumer loans over $200,000 in total credit exposure regardless of collateral type. Loans below this threshold are underwritten by the responsible loan officer in accordance with our consumer loan policy. The loan policy addresses types of consumer loans that may be originated and the requisite collateral, if any, which must be perfected. We believe relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers helps minimize risk.

Consumer and other loans (non-real estate loans) increased $1.7 million, or 7.7%, to $23.7 million as of September 30, 2025, from $22.0 million as of December 31, 2024.

Loan Participations

In the normal course of business, we periodically sell participating interests in loans to other banks and investors. All participations are sold on a proportionate basis with all cash flows divided proportionately among the participants and no party has the right to pledge or exchange the entire financial asset without the consent of all the participants. Other than standard 90-day prepayment provisions and standard representations and warranties, participating interests are sold without recourse. We also purchase loan participations from time to time.

On September 30, 2025, and December 31, 2024, loan participations sold to third parties (which are not included in the accompanying consolidated balance sheets) totaled $38.7 million and $46.3 million, respectively. We sell participations to manage our credit exposures to borrowers. On September 30, 2025, and December 31, 2024, loan participations purchased totaled $7.6 million and $7.7 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.

Allowance for Credit Losses

The ACL is funded as losses are estimated through a provision for credit losses charged to expense. Credit losses are charged against the allowance when management believes the collectability of a loan balance is confirmed. Confirmed losses are charged off immediately. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The ACL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, the overall portfolio quality, specific problem loans, current economic conditions that may affect borrowers’ ability to pay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

The Company estimates the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of the ACL.

Expected credit losses are reflected in the ACL through a charge to provision for credit losses. The Company measures expected credit losses on loans on a collective (pool) basis when the loans share similar risk characteristics. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions over a period that has been determined to be reasonable and supportable, to the identified pools of loans with similar risk characteristics for which the historical loss experience was observed.

The Company’s primary methodology for estimating expected credit losses for all loan types is the WARM method. The WARM current expected credit losses methodology uses average annual loss rate along with a simple but reasonable forecast based on a “regression” analysis of loan history dating back 18 years. The dependent variable is an entity’s loss rate, based on changes in the NY Prime Lending Rate over the same period. The Company utilizes the NY Prime Lending Rate as the independent variable due to it being the tool most commonly utilized by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to either accelerate and/or slow down the economy. Additionally, the ACL calculation includes qualitative adjustments to account for risk factors that may not be incorporated in the quantitatively derived allowance estimate. Qualitative adjustments may increase or decrease the allowance estimate.

Qualitative factors considered include: changes in lending policies and procedures, including underwriting standards, and collection, charge-off and recovery practices; national, regional and local economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; nature and volume of the loan portfolio and terms of loans; experience, depth and ability of lending management; volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; quality of the loan review system; underlying collateral values; concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements.

Our ACL was $17.9 million at September 30, 2025 compared to $18.2 million at December 31, 2024, a decrease of $0.3 million, or 1.4%. No additional provisions were recorded for the nine months ended September 30, 2025.

The following table provides an analysis of the ACL at the dates indicated.

	As of September 30, 2025	As of December 31, 2024
	(Dollars in thousands)
Average loans outstanding	$1,767,406	$1,738,433
Total loans outstanding at end of period	$1,773,574	$1,815,682
Allowance for credit losses at beginning of period	$18,205	$16,635
Charge-offs:
Commercial real estate	(18)	(49)
Construction and land development	—	—
Residential real estate	(121)	(52)
Commercial	(314)	(177)
Consumer and other	(237)	(151)
Total charge-offs	(690)	(429)

Recoveries:
Commercial real estate	151	75
Construction and land development	202	—
Residential real estate	44	9
Commercial	4	54
Consumer and other	26	32
Total recoveries	427	170
Net (charge-offs) recoveries	$(263)	$(259)
Provision for credit losses	$0	$1,829
Balance at end of period	$17,942	$18,205
Ratio of allowance to end of period loans	1.01%	1.00%
Ratio of net (charge-offs) recoveries to average loans	(0.015)%	(0.015)%

Net charge-offs for the nine months ended September 30, 2025 totaled $0.3 million. Net charge-offs for the year ended December 31, 2024 totaled $0.3 million.

Nonperforming Loans

Loans are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain on accrual status between 30 days and 90 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Typically, the accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when the loans become well-secured and management believes full collectability of principal and interest is probable.

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral-dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the expected credit loss as the amount by which the amortized cost basis of the loan exceeds the estimated fair value of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the loan exceeds the fair value of the underlying collateral less estimated costs to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs. Any write-down to fair value at the time of transfer to OREO is charged to the ACL. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Costs of improvements are capitalized, whereas costs related to holding OREO and subsequent write-downs to the value thereof are expensed. Any gains and losses realized at the time of disposal are reflected in income.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets held for sale (OREO) until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. OREO totaled approximately $0.5 million at September 30, 2025, and $0.8 million at December 31, 2024.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.

Nonaccrual loans were $5.4 million at September 30, 2025. We had no loans 90 days past due and still accruing at September 30, 2025.

Total nonperforming loans increased approximately $0.3 million from December 31, 2024 to September 30, 2025. The increase was primarily the result of normal fluctuations.

The following tables present the contractual aging of the recorded investment and loan discount in current and past due loans by class of loans as of September 30, 2025, and December 31, 2024:

	Contractual Aging of Recorded Investments
As of September 30, 2025	Current	30 – 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
Real estate mortgages:
Commercial real estate	$1,001,212	$450	$—	$530	$1,002,192
Construction and land development	200,701	662	—	36	201,399
Residential real estate	369,092	3,062	—	4,615	376,769
Other	14,831	0	—	0	14,831
Commercial	154,449	103	—	180	154,732
Consumer and other	23,499	124	—	28	23,652
Total loans	$1,763,783	$4,401	$—	$5,390	$1,773,574

	Contractual Aging of Recorded Investments
As of December 31, 2024	Current	30 – 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
Real estate mortgages:
Commercial real estate	$1,005,336	$427	$—	$444	$1,006,207
Construction and land development	199,555	238	—	6	199,800
Residential real estate	358,812	6,005	—	4,491	369,308
Other	16,816	—	—	—	16,816
Commercial	201,101	418	—	74	201,593
Consumer and other	21,794	118	2	44	21,958
Total loans	$1,803,415	$7,206	$2	$5,059	$1,815,682

Nonperforming Assets

The following table sets forth the allocation of our nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	As of September 30, 2025	As of December 31, 2024
	(Dollars in Thousands)
Nonaccrual loans	$5,390	$5,059
Loans past due 90 days or more and still accruing	—	2
Total nonperforming loans	5,390	5,061
OREO	533	832
Repossessed property	—	—
Total nonperforming assets	$5,923	$5,893
Modified loans – nonaccrual(1)	$—	$—
Modified loans – accruing	$—	$—
Allowance for credit losses	$17,942	$18,205
Total loans outstanding at end of period	$1,773,574	$1,815,682
Nonperforming loans to total loans	0.30%	0.28%
Nonperforming assets to total loans and OREO	0.33%	0.32%
Allowance for credit losses to nonperforming loans	333%	360%
Allowance for credit losses to total loans	1.01%	1.00%
Nonaccrual loans by category:
Real estate:
Commercial real estate	$530	$444
Construction and land development	36	6
Residential and other	4,615	4,491
Commercial	180	74
Consumer and other	28	44
Total	$5,390	$5,059

(1)	Troubled debt restructured loans are excluded from nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are more than 90 days past due.

Modifications to Borrowers Experiencing Financial Difficulty

On occasion, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extensions, interest rate reductions, or payment delays. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL. In some cases, the Bank provides multiple types of concessions on one loan.

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2023-02— Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (ASU 2023-02). ASU 2023-02 eliminates the troubled debt restructuring (TDR) measurement and recognition guidance and requires that entities evaluate whether a modification represents a new loan or a continuation of an existing loan consistent with the accounting for other loan modifications. Additional disclosures relating to modifications to borrowers experiencing financial difficulty are required under ASU 2023-02. The Company adopted this ASU on a prospective basis.

These loans are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are past due 90 days or more after the restructuring. The balance of these loans as of September 30, 2025 and December 31, 2024, was immaterial.

Credit Quality

Credit quality and trends in the loan portfolio segments are measured and monitored regularly. Detailed reports, by product, collateral, accrual status, and other applicable criteria, are reviewed by our Chief Credit Officer.

In addition to the past due and nonaccrual criteria, we also evaluate loans according to an internal risk grading system. Loans are segregated between pass, special mention, substandard, doubtful, and loss categories, which conform to regulatory definitions. A description of the general characteristics of the risk categories and definitions of those segregations follows:

Pass — Loans in this category are considered to have a low likelihood of loss based on relevant information analyzed about the ability of the borrowers to service their debt and other factors.

Special Mention — Loans in this category are currently protected but are potentially weak, including, for example, as a result of adverse trends in the borrower’s operations, credit quality or financial strength. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances. Special mention loans have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Bank’s credit position at some future date.

Substandard — A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt, and they are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful — Loans classified as doubtful have all the weaknesses inherent in loans classified as substandard, plus the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss — Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset even though partial recovery may be effected in the future.

The following tables summarize the risk categories of our loan portfolio based upon the most recent analysis performed as of September 30, 2025, and December 31, 2024, respectively:

	Outstanding Loan Balance by Internal Risk Grades
As of September 30, 2025	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Commercial real estate	$999,788	$1,776	$628	$—	$1,002,192
Construction and land development	201,363	—	36	—	201,399
Residential	371,226	838	4,705	—	376,769
Other	14,831	—	—	—	14,831
Commercial	153,818	733	180	—	154,732
Consumer and other	23,616	5	31	—	23,652
Total loans	$1,764,642	$3,352	$5,580	$—	$1,773,574

	Outstanding Loan Balance by Internal Risk Grades
As of December 31, 2024	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Commercial real estate	$1,002,112	$3,605	$489	$—	$1,006,207
Construction and land development	199,098	701	—	—	199,800
Residential	363,952	865	4,491	—	369,308
Other	16,816	—	—	—	16,816
Commercial	200,976	543	74	—	201,593
Consumer and other	21,902	8	48	—	21,958
Total loans	$1,804,857	$5,722	$5,102	$—	$1,815,682

Securities Portfolio

Our securities portfolio serves the following purposes: (i) it provides liquidity to supplement cash flows from the loan and deposit activities of customers; (ii) it can be used as an interest rate risk management tool because it provides a large base of assets and we can change the maturity and interest rate characteristics more easily than those of the loan portfolio to better match changes in the deposit base and other Company funding sources; (iii) it is an alternative interest-earning asset when loan demand is weak or when deposits grow more rapidly than loans; and (iv) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender.

Our securities portfolio consists of securities classified as available-for-sale or held-to-maturity. In determining such classification, securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and are carried at amortized cost. Securities not classified as held-to-maturity are classified as “available-for-sale” and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) net of tax. Our securities portfolio consists of U.S. government and federal agency securities, U.S. government sponsored enterprise securities, mortgage-backed securities, and state and political subdivisions obligations. We determine the appropriate classification at the time of purchase. The following tables summarize the fair value of our securities portfolio as of the dates presented.

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Available-for-Sale
U.S. government and federal agency	$7	$7	$—	$15,277	$15,269	$(8)
U.S. government-sponsored enterprises (GSEs)	—	—	—	56	56	—
Mortgage-backed securities	14,122	13,581	(541)	17,085	16,143	(942)
State and political subdivisions	16,243	15,968	275	17,253	16,470	(783)
Total Available-for-Sale	$30,372	$29,556	$(816)	$49,671	$47,938	$(1,733)

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
	(Dollars in thousands)
Held-to-Maturity
U.S. government and federal agency	$31,764	$31,417	(347)	$87,467	$84,440	$(3,027)
U.S. government-sponsored enterprises (GSEs)	57,620	56,375	(1,245)	19,271	18,560	(711)
Mortgage-backed securities	38,613	36,382	(2,231)	19,031	15,864	(3,167)
State and political subdivisions	3,918	3,717	(201)	2,448	2,179	(269)
Total Held-to-Maturity	$131,915	$127,892	$(4,023)	$128,217	$121,043	$(7,174)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2025, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities, and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2025, and December 31, 2024. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2025
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale
U.S. treasury securities	—	—	—	—	—	—	—	—
U.S. government and federal agencies	—	—	7	—	—	—	—	—
State and political subdivisions	3,534	2.53%	5,990	2.10%	4,778	2.07%	1,940	0.99%
Mortgage-backed securities	62	0.06%	2,221	0.91%	4,290	1.16%	7,550	2.83%
Total Available-for-Sale	$3,596	2.59%	$8,218	3.02%	$9,067	3.23%	$9,491	3.83%

	As of December 31, 2024
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale
U.S. government and federal agencies	$15,277	4.7%	—	—	—	—	—	—
U.S. government sponsored enterprises (GSEs)	18	3.1%	38	8.7%	—	—	—	—
State and political subdivisions	2,753	2.4%	8,704	2.7%	4,913	3.6%	884	4.5%
Mortgage-backed securities	9	3.3%	2,337	4.0%	6,140	2.8%	8,598	3.5%
Total Available-for-Sale	$18,057	4.3%	$11,078	3.0%	$11,053	3.1%	$9,482	3.8%

	As of September 30, 2025
	Due in One Year or less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Held-to-Maturity
U.S. government and federal agencies	$26,069	1.71%	$5,695	1.6%	$—	—%	$—	—%
U.S. government-sponsored enterprises (GSEs)	29,981	0.36%	27,639	0.9%	—	—%	—	—%
State and political subdivisions	—	—%	2,437	1.5%	98	4.37%	1,382	0.17%
Mortgage-backed securities	—	—%	—	—%	—	—%	38,613	3.54%
Total Held-to-Maturity	$56,050	2.07%	$35,771	1.0%	$98	4.37%	$39,995	3.72%

	As of December 31, 2024
	Due in One Year or less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Held-to-Maturity
U.S. government and federal agencies	$59,722	4.7%	$27,745	0.9%	$—	—%	$—	—%
U.S. government-sponsored enterprises (GSEs)	5,926	3.1%	13,345	2.5%	—	—%	—	—%
State and political subdivisions	—	—%	2,448	1.5%	—	—%	—	—%
Mortgage-backed securities	—	—%	—	—%	—	—%	19,031	1.8%
Total Held-to-Maturity	$65,648	4.6%	$43,538	1.4%	$—	—%	$19,031	1.8%

Allowance for Credit Losses — Available-For-Sale Securities:    The Company evaluates available-for-sale securities in an unrealized loss position to determine if credit losses exist. The Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell, a security before recovering its amortized cost basis. If either condition exists, the security’s amortized cost basis is written down to fair value through income. If either aforesaid condition does not exist, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If credit loss exists, the Company recognizes an ACL, limited to the amount by which the amortized cost basis exceeds the fair value. Any impairment not recognized through an ACL is recognized in other comprehensive income (loss), net of tax.

Changes in the ACL are recorded as provision for credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses — Held-to-Maturity Securities:    Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type and any other risk characteristics used to segment the portfolio. Accrued interest receivable on held-to-maturity debt securities totaled $326,202 and $230,223 as of September 30, 2025, and December 31, 2024, respectively.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Securities borrowed or purchased under agreements to resell and securities loaned or sold under agreements to repurchase are treated as collateralized financial transactions. These agreements are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Company’s policy to take possession of securities purchased under resale agreements. The market value of these securities is monitored, and additional securities are obtained when deemed appropriate to ensure such transactions are adequately collateralized. The Company also monitors its exposure with respect to securities sold under repurchase agreements, and a request for the return of excess securities held by the counterparty is made when deemed appropriate.

The Company sold no held-to-maturity securities prior to maturity during the nine months ended September 30, 2025 or the fiscal year ended December 31, 2024.

Bank-Owned Life Insurance

We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy. We are the sole owner and beneficiary of these BOLI policies. At September 30, 2025, BOLI policies totaled $46.5 million compared to $45.8 million at December 31, 2024. The increase represents increases in the cash surrender values of the policies net of a slight reduction in the policies’ total value due to an insured’s death.

Deposits

Deposits represent our primary and most vital source of funds. We offer a variety of deposit products including demand deposits accounts, interest-bearing products, savings accounts and certificates of deposit. The Bank also acquires brokered deposits, QwickRate internet certificates of deposit, and reciprocal deposits through the Promontory network. The reciprocal deposits include both the Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep programs. We are a member of the Promontory network, which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250,000 per depositor, per issued bank for each account ownership category. The Promontory network allows institutions to break large deposits into smaller amounts and place them in a network of other Promontory institutions to ensure full FDIC insurance is gained on the entire deposit. Generally, internet and reciprocal deposits are not brokered deposits for regulatory purposes.

Our strong asset growth requires us to place a greater emphasis on both interest and noninterest-bearing deposits. Deposit accounts are added by loan production cross-selling, customer referrals, marketing advertisements, mobile and online banking and our involvement within our communities.

Total deposits were $1.8 billion at September 30, 2025 and $ 1.9 billion at December 31, 2024. As of September 30, 2025, 22.4% of total deposits was comprised of noninterest-bearing demand deposits, 51.2% of total deposits was comprised of interest-bearing non-maturity accounts and 26.4% of total deposits was comprised of time deposits. As of December 31, 2024, 20.5% of total deposits was comprised of noninterest-bearing demand deposits, 49.8% of total deposits was comprised of interest-bearing non-maturity accounts and 29.7% of total deposits was comprised of time deposits.

The following table summarizes our deposit balances as of September 30, 2025, and December 31, 2024:

	As of September 30,		As of December 31,
	2025		2024
	Balance	% of Total	Balance	% of Total
			(Dollars in thousands)
Noninterest-bearing demand deposits	$398,715	22.4%	$397,240	20.5%
Interest-bearing deposits:
Interest-bearing demand deposits	530,243	29.8%	579,240	29.9%
NOW, savings and money market	382,002	21.5%	385,615	20.0%
Time deposits	469,674	26.4%	576,501	29.7%
Total interest-bearing deposits	1,381,919	77.6%	1,541,356	79.5%
Total deposits	$1,780,634	100%	$1,938,596	100%

The following tables set forth the maturity of time deposits as of September 30, 2025, and December 31, 2024:

	As of September 30, 2025 Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$58,758	$282,091	$19,268	$7,791	$367,908
Time deposits (greater than $250,000)	26,670	68,861	6,236	—	101,766
Total time deposits	$85,428	$350,952	$25,504	$7,791	$469,674

	As of December 31, 2024 Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$84,785	$315,751	$73,074	$8,150	$481,760
Time deposits (greater than $250,000)	17,909	68,975	7,566	291	94,741
Total time deposits	$102,694	$384,726	$80,640	$8,441	$576,501

Time deposits issued in amounts of greater than $250,000 represent the type of deposit most likely to affect our future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, on both a short and long-term basis, collateralized by a blanket floating lien on first mortgage loans and CRE loans as well as FHLB stock. At September 30, 2025, and December 31, 2024, we had borrowing capacity from the FHLB of $305.0 million and $175.1 million, respectively. The increase in capacity is due to adding new collateral. We had $35 million cash management advance FHLB borrowings as of September 30, 2025 and none as of December 31, 2024. We had long-term FHLB borrowings of $61.6 million and $65.6 million as of September 30, 2025, and December 31, 2024, respectively. All of our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of September 30, 2025, and December 31, 2024:

	As of September 30, 2025	As of December 31, 2024
		(Dollars in thousands)
Long-term FHLB borrowings outstanding at end of period	$61,628	$65,581
Weighted average interest rate at end of period	2.91%	2.72%
Maximum month-end balance	$66,202	$97,799
Average balance outstanding during the period	$62,760	$72,572
Weighted average interest rate during the period	2.83%	2.73%

Lines of Credit.    The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $102.5 million as of September 30, 2025, of which $77.5 million was available. The total amount of the lines of credit was $102.5 million as of December 31, 2024, all of which was available.

Federal Reserve Discount Window.    The Bank has a line of credit with the Federal Reserve Discount Window collateralized with CRE loans. There were no amounts outstanding under this line of credit as of September 30, 2025, or December 31, 2024.

Community Trust Bank Loan Agreement.    In April 2015, we executed the Community Trust Loan Agreement, which was later amended and restated on January 27, 2020, providing for the CTB Loan. The CTB Loan is collateralized by all of the issued and outstanding shares of the Bank. The Community Trust Loan Agreement includes various financial and nonfinancial covenants. The CTB Loan is repayable in quarterly principal and interest payments based on a variable rate per annum equal to the prime rate as reported in The Wall Street Journal, adjustable daily. The balance outstanding on the CTB Loan as of September 30, 2025 was $20.5 million. On October 7, 2025, the CTB loan was paid in full.

Trust Preferred Securities.    With the acquisition of Citizens Bancorp and its bank subsidiary, Citizens Bank, in 2018, we also acquired the Trust. In September 2004, the Trust issued the Trust Preferred Securities with an aggregate liquidation amount of $6,000,000 ($1,000 per Trust Preferred Security) to a third-party investor. Citizens Bancorp then issued the Subordinated Debentures aggregating $6,186,000 to the Trust. The Subordinated Debentures are the sole assets of the Trust. The Subordinated Debentures and the Trust Preferred Securities pay interest and dividends, respectively, on a quarterly basis, at a variable interest rate equal to three-month SOFR plus 2.40% adjusted quarterly, which was 6.75% and 6.89% on September 30, 2025, and December 31, 2024, respectively. These Subordinated Debentures will mature in 2034, at which time the Trust Preferred Securities are to be redeemed. The Subordinated Debentures and the Trust Preferred Securities can be redeemed prior to maturity, in whole or in part, at a redemption price of $1,000 per Trust Preferred Security. The Company (as successor to Citizens Bancorp) has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the Trust Preferred Securities in the event of the occurrence of an event of default, as defined in such guarantee. The trust agreement contains provisions that enable the Company to defer making interest payments for a period of up to five years. However, the Company would be restricted from paying dividends on or redeeming its common stock during any deferral. The Company has received approval from the Federal Reserve Bank to pay the Trust Preferred Securities in full. The Company plans to notify the Trust and pay the Trust Preferred Securities full on the next distribution date on January 7, 2026.

Liquidity and Capital Resources

Liquidity

Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all of our short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on our net interest income. Interest rate-sensitive assets and liabilities are those with yields or rates that are subject to change within a future time period due to maturity or changes in market rates. A model is used to project future net interest income under a set of possible interest rate movements. The Bank’s Asset/Liability Committee reviews this information to determine if the projected future net interest income levels would be acceptable. We attempt to stay within acceptable net interest income levels.

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and the fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits and additional borrowings from correspondent banks, FHLB advances, and the Federal Reserve Discount Window.

Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment securities portfolios and increases in customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.

The Company and the Bank are separate corporate entities. The Company’s liquidity depends primarily upon dividends received from the Bank and capital and debt instruments issued by the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. See the sections titled “Dividend Policy — Dividend Restrictions” and “Supervision and Regulation — Payment of Dividends and Repurchases of Capital Instruments” in the Registration Statement. The Company relies on its liquidity to pay interest and principal on Company indebtedness, company operating expenses, and dividends to Company shareholders.

As of September 30, 2025
Current On-Balance Sheet (in thousands)
Cash and cash equivalents	$154,787
Unpledged available-for-sale and held-to-maturity securities	49,250
Total on-balance sheet	$204,037

As of September 30, 2025
Available Sources of Liquidity (in thousands)
Federal Reserve & FHLB remaining borrowing capacity	$305,017
Correspondent banks borrowing capacity	77,500
Brokered CDs capacity	218,786
Total available sources	$601,304

Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet applicable regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Because the Company has total consolidated assets of less than $3 billion and otherwise qualifies for the application of the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company currently is not subject to federal capital adequacy guidelines on a consolidated basis. Rather, the regulatory capital requirements are applied to and assessed at the Bank. See the section titled “Supervision and Regulation” in the Registration Statement.

The tables below summarize the capital requirements applicable to the Bank in order for the Bank to satisfy the minimum capital requirements of the capital adequacy guidelines and to be considered “well-capitalized” from a regulatory perspective under the prompt corrective action framework, as well as the Company’s and the Bank’s capital ratios as of September 30, 2025, and December 31, 2024. The Federal Deposit Insurance Act (“FDIA”) requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the FDIA, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable FDIA regulations, an institution is considered to be well capitalized if it has a common equity Tier 1 capital ratio (“CET1 capital”) of at least 6.5%, a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.

The Bank exceeded all the minimum regulatory capital requirements under the federal capital adequacy guidelines (Basel III), and the Bank met all the minimum capital requirements to be considered “well-capitalized” under the prompt corrective action framework, as of the dates reflected in the tables below.

	Actual		Required Minimum Under Capital Adequacy Guidelines		Minimum to be Considered “Well Capitalized” Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2025:
Tier 1 capital (to average assets) (leverage)
Company	$239,495	10.8%	N/A	N/A	N/A	N/A
Bank	$257,886	12.0%	$85,742	4.0%	$107,777	5.0%
CET1 capital (to risk-weighted assets)
Company	$239,495	12.8%	N/A	N/A	N/A	N/A
Bank	$257,886	14.2%	$81,917	4.5%	$118,324	6.5%
Tier 1 capital (to risk-weighted assets)
Company	$239,495	13.7%	N/A	N/A	N/A	N/A
Bank	$257,886	14.2%	$109,222	6.0%	$145,629	8.0%
Total capital (to risk-weighted assets)
Company	$257,886	14.1%	N/A	N/A	N/A	N/A
Bank	$275,898	15.2%	$145,629	8.0%	$182,037	10.0%

	Actual		Required Minimum Under Capital Adequacy Guidelines		Minimum to be Considered “Well Capitalized” Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024:
Tier 1 capital (to average assets) (leverage)
Company	$214,414	9.6%	N/A	N/A	N/A	N/A
Bank	$235,674	10.6%	$89,209	4.0%	$111,511	5.0%
CET1 capital (to risk-weighted assets)
Company	$208,976	11.0%	N/A	N/A	N/A	N/A
Bank	$235,674	12.5%	$84,892	4.5%	$122,622	6.5%
Tier 1 capital (to risk-weighted assets)
Company	$214,414	11.3%	N/A	N/A	N/A	N/A
Bank	$235,674	12.5%	$113,190	6.0%	$150,920	8.0%
Total capital (to risk-weighted assets)
Company	$232,619	12.2%	N/A	N/A	N/A	N/A
Bank	$253,949	13.5%	$150,920	8.0%	$188,650	10.0%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at September 30, 2025, and December 31, 2024:

	Payments Due at September 30, 2025
	Within One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$432,194	$34,610	$2,870	$469,674
Short-term borrowings	62,663	—	—	62,663
Long-term borrowings	11,728	52,235	30,575	94,538
Subordinated debt securities	—	—	5,559	5,559
Total contractual obligations	$506,585	$86,845	$39,004	$632,434

	Payments Due at December 31, 2024
	Within One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$480,868	$92,188	$3,446	$576,501
Short-term borrowings	3,392	—	—	3,392
Long-term borrowings	16,385	51,815	32,066	100,266
Subordinated debt securities	—	—	5,507	5,507
Total contractual obligations	$500,644	$144,003	$41,019	$685,666

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

Off-Balance Sheet Arrangements    We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in our consolidated balance sheets. Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit to our customers is represented by the contractual or notional amount of those instruments. Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by us until the instrument is exercised. The contractual or notional amounts of these instruments reflect the extent of involvement we have in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. The amount and nature of collateral obtained, if deemed necessary by us upon extension of credit, is based on management’s credit evaluation of the potential borrower.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. These guarantees are primarily issued to support public and private short-term borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We hold collateral supporting such commitments for which collateral is deemed necessary.

The following table summarizes commitments we had made as of the dates presented.

	As of September 30,	As of December 31,
	2025	2024
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$280,792	$354,509
Standby letters of credit	23,225	45,505
Total	$304,017	$400,014

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Company and the Bank are parties to various legal proceedings in the ordinary course of their respective businesses, including proceedings to collect loans or enforce security interests. In the opinion of management, none of these legal proceedings currently pending will, when resolved, have a material adverse effect on the business, financial condition or results of operations of the Company or the Bank.

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under the section titled “Risk Factors” in the Registration Statement. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Report. Please be aware that these risks may change over time and other risks may prove to be important in the future.

There have been no material changes to the risk factors previously disclosed in the Registration Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

We entered into a three-year employment agreement with Terry L. Lee, our President and Chief Executive Officer, effective as of September 29, 2025 (the “Lee Employment Agreement”). Pursuant to the Lee Employment Agreement, Terry L. Lee was granted an award of RSUs under and subject to the Commercial Bancgroup, Inc. 2025 Omnibus Incentive Plan having a grant date value of $1,020,000 and to be settled in shares of common stock. The award will generally vest in three equal annual installments, subject to continued employment through the applicable vesting date. The issuance of these RSUs to Terry L. Lee pursuant to the Lee Employment Agreement was deemed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Rule 701 under the Securities Act (“Rule 701”) because the issuance was pursuant to a contract relating to compensation as provided under Rule 701.

Use of Proceeds

On October 3, 2025, we completed our IPO of 7,173,000 shares of our common stock at an IPO price of $24.00 per share, with 1,458,334 shares sold by us and 5,714,758 shares sold by certain selling shareholders. We received net proceeds of approximately $30.6 million, after deducting underwriting discounts and commissions of approximately $2.3 million and estimated offering expenses, including legal, accounting, and other expenses, of approximately $2.1 million. There has been no material change in the planned use of proceeds from our IPO from that disclosed in our final prospectus dated September 30, 2025 and filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act, on October 2, 2025. On October 7, 2025, the Company used $20.5 million of its net proceeds from the IPO to fully repay the outstanding indebtedness under the Community Trust Loan Agreement.

All of the shares of our common stock issued and sold in our IPO were registered under the Securities Act pursuant to the Registration Statement, which was declared effective by the SEC on September 30, 2025. Hovde Group, LLC acted as sole book-running manager for the IPO. The IPO terminated after the sale of all securities registered pursuant to the Registration Statement.

None of the expenses associated with the IPO were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

List of Exhibits

Number	Description
3.1*	Amended and Restated Charter of Commercial Bancgroup, Inc.
3.2*	Amended and Restated Bylaws of Commercial Bancgroup, Inc.
10.1*	Employment Agreement, by and among Commercial Bancgroup, Inc., Commercial Bank, and Terry L. Lee.
10.2*	Employment Agreement, by and among Commercial Bancgroup, Inc., Commercial Bank, and Philip J. Metheny.
10.3*	Employment Agreement, by and between Commercial Bank and Richard C. Sprinkle, Jr.
10.4	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Commercial Bancgroup Inc.’s Registration Statement on Form S-1/A filed with the SEC on September 22, 2025).
10.5*	Commercial Bancgroup, Inc. 2025 Omnibus Incentive Plan.
10.6*	Form of Employee Restricted Stock Unit Award Agreement.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commercial Bancgroup, Inc.

Date: November 14, 2025	By:	/s/ Terry L. Lee
Name: Terry L. Lee
Title: President and Chief Executive Officer

Commercial Bancgroup, Inc.

Date: November 14, 2025	By:	/s/ Philip J. Metheny
Name: Philip J. Metheny
Title: Executive Vice President, Chief Financial Officer