Form 10-K
period 2025-12-31
Commercial Bancgroup, Inc.
filed 2026-03-24
CIK 1981546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-42302

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of March 24, 2026, the registrant had 13,697,986.50 shares of common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Commercial Bancgroup, Inc.’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission in connection with Commercial Bancgroup, Inc.’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements relating to the strategies, future operations, future financial position or performance, future revenue, projected costs, prospects, plans, objectives of management and expected market growth of Commercial Bancgroup, Inc., a Tennessee corporation, and its consolidated subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or similar terms). These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of these words or other similar words or phrases of a future or forward-looking nature.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following:

●	business and economic conditions nationally, regionally and in our target markets, particularly in Kentucky, North Carolina and Tennessee and the particular geographic areas in which we operate;

●	the level of, or changes in the level of, interest rates and inflation, including the effects thereof on our earnings and financial condition and the market value of our investment and loan portfolios;

●	the concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

●	the concentration of our business within our geographic areas of operation in Kentucky, North Carolina and Tennessee and neighboring markets;

●	credit and lending risks associated with our commercial real estate (“CRE”), commercial, and construction and land development (“C&D”) loan portfolios;

●	risks associated with our focus on lending to small and mid-sized businesses;

●	our ability to maintain important deposit customer relationships, maintain our reputation or otherwise avoid liquidity risks;

●	changes in demand for our products and services;

●	the failure of assumptions and estimates underlying the establishment of allowances for possible credit losses and other asset impairments, losses, valuations of assets and liabilities and other estimates;

●	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;

●	our inability to maintain a “satisfactory” rating under the Community Reinvestment Act (the “CRA”);

●	risks that our cost of funding could increase in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;

●	our inability to raise necessary capital to fund our growth strategy and operations or to meet increased required minimum regulatory capital levels;

●	our ability to execute and prudently manage our growth and execute our business strategy, including expansionary activities;

●	the composition of and changes in our management team and our ability to attract, incentivize and retain key personnel;

●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, trust and other wealth management services and insurance services, including the disruption effects of financial technology and other competitors who are not subject to the same laws, rules and regulations and regulatory oversight as the Company;

●	the deterioration of our asset quality or the value of collateral securing loans;

●	changes in our accounting standards;

●	the effectiveness of our risk management framework, including internal controls;

●	severe weather, natural disasters, pandemics, epidemics, acts of war, terrorism, or other external events, such as the transition risk associated with climate change, and other matters beyond our control;

●	changes in technology or products that may be more difficult or costly, or less effective, than anticipated;

●	the risks of acquisitions and other expansionary activities, including without limitation our ability to identify and consummate transactions with potential future acquisition candidates, the time and costs associated with pursuing such transactions, our ability to successfully integrate operations as part of such transactions and our ability, and possible failures, to achieve expected gains, revenue growth, expense savings and/or other synergies from such transactions;

●	our ability to maintain our historical rate of growth;

●	failure to keep pace with technological change or difficulties when implementing new technologies;

●	systems failures or interruptions involving our risk management framework, our information technology and telecommunications systems or third-party service providers;

●	our ability to identify and address unauthorized data access, cyber-crime and other threats to data security and customer privacy;

●	our compliance with governmental and regulatory requirements, including the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and other laws relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with mortgage origination, sale and servicing operations;

●	compliance with the Bank Secrecy Act of 1970, Office of Foreign Assets Control rules and anti-money laundering laws and regulations;

●	governmental monetary and fiscal policies;

●	changes in laws, rules, or regulations, or interpretations thereof, or policies relating to financial institutions or accounting, tax, trade, monetary or fiscal matters;

●	the ability of the Company to receive dividends from our wholly owned subsidiary bank, Commercial Bank (the “Bank”), and satisfy our obligations as they become due;

●	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;

●	the limited experience of our management team in managing and operating a public company;

●	the incremental costs of operating as a public company;

●	the effect of the concentrated ownership of our common stock by Robertson Holding Company, L.P. and Unified Shares, LLC;

●	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and

●	other risks and factors described in this Report under the heading “Risk Factors.”

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

PART I

ITEM 1. BUSINESS

Company Overview

We are a bank holding company with our principal executive offices located in Harrogate, Tennessee, and have elected under the BHC Act to become a financial holding company. We were incorporated in Tennessee in 1975, and we operate primarily through our wholly owned bank subsidiary, Commercial Bank, a Tennessee banking corporation organized in 1976 (the “Bank”). The Bank is a full-service community banking institution that offers traditional consumer and commercial products and services to serve businesses and individuals in select markets in Kentucky, North Carolina, and Tennessee. As of December 31, 2025, we had total consolidated assets of $2.3 billion, loans, net of allowance for credit losses, of $1.9 billion, deposits of $1.8 billion and total shareholders’ equity of $285.3 million, and we operated 34 banking offices.

Our primary service areas in Tennessee are (i) the metropolitan statistical areas (the “MSAs”) of (a) Nashville-Davidson — Murfreesboro — Franklin, Tennessee (the “Nashville MSA”), (b) Knoxville, Tennessee (the “Knoxville MSA”), and (c) Kingsport-Bristol, Tennessee-Virginia and Johnson City, Tennessee (collectively, the “Tri-Cities MSA”), and (ii) Claiborne County, Cocke County, Union County, and Hamblen County, and their surrounding areas. In Kentucky, we primarily serve the communities in Southeast Kentucky, with branches in Barbourville, Corbin, Cumberland, Harlan, London, Middlesboro, and Pineville. Upon the Bank’s merger with Alliance Bank & Trust Company (“Alliance”) on July 1, 2024, we expanded our services to North Carolina, including parts of the Charlotte-Concord-Gastonia, North Carolina-South Carolina MSA (the “Charlotte MSA”), with branches in Shelby, Kings Mountain and Gastonia. We also operate one loan production office (“LPO”) in Lincolnton, North Carolina.

Through our many years of growth, our experiences have shaped our character. We continue to pursue our mission to create positive experiences for every customer, every day. Through drastic changes in technology and the economy, we have remained strong and continue to enjoy long-term, positive working relationships with our customers and communities.

Initial Public Offering

On October 3, 2025, we completed an initial public offering (“IPO”) of 7,173,092 shares of our common stock at an IPO price of $24.00 per share, with 1,458,334 shares sold by us and 5,714,758 shares sold by certain selling shareholders. We received net proceeds of approximately $29.9 million, after deducting underwriting discounts and commissions of approximately $2.3 million and offering expenses, including legal, accounting, and other expenses, of approximately $2.8 million. On October 7, 2025, the Company used $20.5 million of its net proceeds from the IPO to fully repay its outstanding holding company loan agreement with Community Trust Bank, Inc. (the “CTB Loan”).

Reclassification

In connection with the IPO, on September 18, 2025, the Company filed with the Tennessee Secretary of State an amended and restated charter (the “A&R Charter”) providing for (i) the automatic reclassification and conversion of each outstanding share of the Company’s Class B common stock, $10.00 par value per share (“Class B Common Stock”), into 1.15 shares of common stock, and the automatic reclassification and conversion of each outstanding share of the Company’s Class C common stock, $10.00 par value per share (“Class C Common Stock”), into 1.05 shares of common stock and (ii) effective immediately following the reclassification, a 250-for-1 forward stock split whereby each holder of common stock received 249 additional shares of common stock for each share of common stock owned as of immediately following the reclassification. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the reclassification and conversion and stock split as if they had occurred as of the earliest period presented.

Business Strategy

Our business strategy is to grow through both acquisitions and organically in our current markets and any new markets. We have been very successful with integrating our past acquisitions and growing organically in both existing and new markets. We intend to execute our strategic plan through the following:

●	Continuing Our Growth Strategy. We intend to continue providing superior customer service while also continuing to grow our market share of deposits and loans in the markets we currently serve. We will look for strategic acquisitions that can help fill market voids while supporting balance sheet needs as the Bank continues its growth. We intend to continue the development of professional staff and executives through internal development, acquisitions and strategic external hires to support our growth and business complexities, while still maintaining our culture of superior customer service and dedication to Bank growth and expansion. We have successfully grown our balance sheet with loan growth of 9% and deposit growth of 6% between December 31, 2020 and December 31, 2025. We believe that our teams of engaged, experienced employees will continue to be an important factor in cultivating relationships with current and potential customers and driving growth. In addition to our employee focus, we have made significant investments in technology and risk management systems, and we believe that we have developed an infrastructure that can support significant additional growth with minimal capital investment.

●	Emphasizing Commercial Banking in Local Communities. We intend to continue operating as a community banking organization focused on meeting the specific needs of small and medium-sized businesses and individuals in our market areas. We will continue to provide a high degree of responsiveness and a wide variety of banking products and services to our customers. We are focused on being a dominant bank in the smaller markets we serve and a competitive player in our larger metropolitan markets. Our consistent corporate message is that the success of our communities and their businesses and individuals will drive the success of the Bank.

●	Pursuing Growth Opportunities through Strategic Acquisitions and De Novo Expansion. We anticipate continuing to selectively pursue strategic acquisitions and new market expansions through de novo openings to supplement organic growth in our legacy markets. Our organic growth has been complemented by synergistic acquisitions and de novo expansion. We seek to expand our operations in attractive and adjacent markets with experienced banking teams that are a cultural fit and knowledgeable of our target customer base. We may also make acquisitions or open additional offices in our existing markets. We intend to focus on acquisitions that provide meaningful financial benefits, long-term organic growth opportunities and economies of scale without compromising asset quality to the overall organization.

●	Funding Asset Growth through Core Deposits and Relationship Banking. We fund our loan growth primarily through low-cost core customer deposits. Our ratio of core deposits (total deposits less time deposits greater than or equal to $250,000 and brokered deposits) was 91.6% of total deposits as of December 31, 2025. Our loan to deposit ratio as of December 31, 2025 was 103.2%. The strength of our deposit franchise results from our development and maintenance of long-standing customer relationships. Our relationship managers and branch managers actively seek lending relationships with our existing depositors. We seek loan relationships with borrowers who have established cash flows and expertise in the projects financed by our loans. Most of our customers with large lending relationships ($2.0 million or more) with the Bank also have deposits with the Bank. Additionally, we attract deposits from our commercial customers by providing them with personal service, a broad suite of commercial banking and treasury management products and convenient services such as remote deposit capture and commercial internet banking.

●	Leveraging Technology to Enhance the Customer Experience and Improve Productivity. We provide customer convenience through the use of technology and our mobile banking applications, along with our strategically placed banking locations. Since our founding, we have made significant investments in technology to offer online and mobile banking products that we believe are comparable to those offered by many similar-sized competitors and those of the nation’s largest banks. We utilize Jack Henry & Associates, Inc. as a core processing service provider, whom we believe can support our growth plan. We also leverage technology solutions to manage cybersecurity risks and data privacy. In addition to customer-facing technology, significant investments have been made in the technology and software utilized by our employees. This technology and software enable our employees to be more productive by enhancing workflow and internal and external management reporting, removing unnecessary steps and reducing manual errors.

Our Markets

As of December 31, 2025, we provided banking services from 34 banking offices in Kentucky, North Carolina, and Tennessee and one LPO in North Carolina. Our markets are a mix of higher-growth areas and stable markets with strong core deposits. We have a top five deposit market share in seven counties of operation and have outperformed as to deposit growth in the majority of our markets. We find strength in the stability of our rural markets coupled with higher growth potential in metropolitan areas such as the Charlotte MSA, the Knoxville MSA, the Nashville MSA and the Tri-Cities MSA.

Our Customers

Our core customer profile across our footprint includes small businesses, corporate customers, CRE owners and consumers. We target business customers with substantial operating history that have annual revenues of up to $300 million. Our typical business customer would keep business deposit accounts with us, and we would look to provide banking services to the owners and employees of the business as well. We also have an active consumer lending business that includes mortgages, home equity lines of credit and small consumer finance loans. We strive to build deeper relationships by actively cross-selling incremental products to meet the banking needs of our customers. The long-standing customer relationships that we have developed throughout our history form the foundation of our attractive returns and stable growth.

Competition

The Bank faces substantial competition in attracting and retaining deposits and making loans to its customers in all of its principal markets. The banking and financial services industry is highly competitive, and we compete with a large number of financial institutions within our markets, including local, regional and national commercial banks and credit unions. We also compete with mortgage companies, trust companies, brokerage firms, consumer finance companies, mutual funds, securities firms, insurance companies, third-party payment processors, financial technology companies and other financial intermediaries for certain of our products and services. Some of our competitors are not subject to the regulatory restrictions and level of regulatory supervision to which we are subject.

Interest rates on loans and deposits, as well as prices on fee-based services, are typically significant competitive factors within the banking and financial services industry. Other important competitive factors in our industry and markets include office locations and hours, quality of customer service, community reputation, continuity of personnel and services, capacity and willingness to extend credit, and ability to offer excellent banking products and services.

Competition involves efforts to retain current customers, obtain new loans and deposits, increase the types and scope of services offered, and offer competitive interest rates on deposits and loans. Many of our competitors are much larger financial institutions that have greater financial resources than we do and compete aggressively for market share. These competitors attempt to gain market share through their financial product mix, pricing strategies and banking center locations.

While we seek to remain competitive with respect to fees charged, interest rates and pricing, we believe that our broad suite of financial solutions, our high-quality and high-touch customer service culture, our positive reputation and our longstanding community relationships will enable us to compete successfully within our markets and enhance our ability to attract and retain customers.

Risk Management

We believe that effective risk management and control processes are critical to our safety and soundness, our ability to predict and manage the challenges that we face and, ultimately, our long-term corporate success. Risk management refers to the policies and processes by which we identify, measure, monitor, evaluate and manage the risks we face in the course of our banking activities. Such risks include liquidity, interest rate, credit, price, operational, compliance, regulatory, strategic, financial and reputational risk exposures. We also seek to monitor our exposure to cyber risk, which generally refers to the risk arising from inadequate or failed information technology systems, vulnerabilities to internal information technology networks, engineered breaches of customer information or inadequate information technology policies and procedures. Given the rapidly changing cybersecurity landscape, we evaluate our cyber risk management practices regularly, which may include testing the security of our information technology infrastructure, incident response planning, employee training, engaging third parties to conduct independent reviews and audits, scanning for internal vulnerabilities and adopting measures designed to help our clients stay protected against cybersecurity threats.

The board of directors of the Company (the “Board”), both directly and through its committees, is responsible for overseeing our risk management processes. In addition, the Board’s Audit Committee (the “Audit Committee”) is responsibility for overseeing enterprise-wide risks related to information security and cybersecurity, the Risk Committee of the Bank board of directors (the “Risk Committee”) in coordination with the Information Technology (“IT”) Steering Committee of the Bank board of directors (the “IT Steering Committee”), oversees the Bank’s cybersecurity initiatives and strives to ensure that the Bank’s information technology infrastructure aligns with strategic goals while managing related risks, particularly cybersecurity threats. Under the oversight of our Audit Committee, the Risk Committee in coordination with the IT Steering Committee also reviews and updates the Bank’s cybersecurity policies, evaluates information technology controls, and monitors the performance of internal and third-party IT service providers as part of its efforts to enhance the Bank’s defense mechanisms.

Our senior management is responsible for implementing our risk management processes, including by assessing and managing the risks we face on a day-to-day basis, and reporting to our Board regarding our risk management processes. Our senior management is also responsible for creating and recommending to our Board for approval appropriate risk appetite metrics reflecting the aggregate levels and types of risk we are willing to accept in connection with the operation of our business and pursuit of our business objectives.

Information Technology Systems

We have recently made and continue to make significant investments in our technology platforms. In 2023, we completed an upgrade to our customer online banking and mobile platforms deploying competitive technology to support consumer self-service banking behavior, including real-time options via Zelle. Additionally, we implemented Teller Capture allowing our front-line employees to efficiently process and image transactions at all of our branch locations.

In 2024, we implemented real-time payment options for FedNow and real-time payments (“RTP”). Both new RTP rails provide additional payment technology opportunities allowing our customers to take advantage of an ever-changing payments environment.  In 2026, we anticipate the installation of a dedicated commercial cash management platform that is configurable and supports a broad range of customer needs, including a commercial mobile and tablet app with access to commercial products such as risk management tools, wire transfers and Automated Clearing House (ACH) origination.

Human Capital Management

As of December 31, 2025, the Bank had 281 full-time employees and 17 part-time employees. Our employees are not represented by a collective bargaining unit. We consider our relations with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Our people are our most important asset. To facilitate talent attraction and retention, we strive to create a safe and healthy workplace with opportunities for our employees to grow and develop in their careers.

We invest in the growth and development of our employees by providing a multi-dimensional approach to learning that fosters empowerment, intellectual growth, and professional development for our colleagues. In particular, we facilitate the educational and professional development of our employees through support to attend conferences and obtain degrees, licenses and certifications while employed by us.

We offer competitive compensation to attract and retain talented employees. Our generous total compensation package includes market-competitive salaries, bonuses, healthcare and retirement benefits, and paid time off. Employees have regular performance reviews and salary raises commensurate with performance.

Supervision and Regulation

Bank holding companies and banks are regulated extensively under both federal and state law. The bank regulatory framework is intended primarily for the protection of depositors, the deposit insurance system, and the banking system, and not for the protection of shareholders or any other constituency.

The bank and bank holding company supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective state and/or federal regulatory agencies, which results in examination reports and ratings that, while not publicly available, can affect the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management’s ability and performance, earnings, liquidity, sensitivity to market risks and various other factors.

Composite regulatory ratings assigned to banks (which are commonly referred to as “CAMELS” ratings) are based on evaluations of an institution’s managerial, operational, financial and compliance performance. The composite CAMELS rating is not an arithmetical formula or rigid weighting of numerical component ratings. Elements of subjectivity and examiner judgment, especially as these relate to qualitative assessments, are important elements in assigning ratings. The federal bank regulatory agencies from time to time review the CAMELS rating system and the consistency of their ratings.

Bank regulatory agencies have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, are not in compliance with applicable laws or regulations or are otherwise inconsistent with applicable laws and regulations or with the supervisory policies of these agencies.

The following is a summary of material elements of the supervisory and regulatory framework applicable to the Company and the Bank. It does not describe all of the statutes, regulations and regulatory policies that apply to the Company and the Bank, nor does it restate all of the requirements of those that are described. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Company and the Bank.

Commercial Bancgroup, Inc.

The Company is a Tennessee corporation and is registered as a bank holding company with the Federal Reserve. Additionally, the Company has elected to be a financial holding company. In order for a bank holding company to qualify to be a financial holding company, each of its depository institution subsidiaries generally must, at the time of its election to become a financial holding company, be “well capitalized” and “well managed” and have at least a “satisfactory” rating under the CRA. The Company is subject to examination, regulation and supervision by the Federal Reserve under the BHC Act. The Company is required to file periodic reports with the Federal Reserve. As the holding company for a bank chartered under Tennessee law, we also are subject to the Tennessee Banking Act, and as a Tennessee corporation we are subject generally to the Tennessee Business Corporation Act (“TBCA”).

The BHC Act and the regulations thereunder place limitations on the activities in which a bank holding company may engage. Subject to certain exceptions (such as becoming a financial holding company), the BHC Act and its implementing regulations generally prohibit a bank holding company from acquiring direct or indirect ownership or control of voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Financial holding companies are permitted to engage, without prior Federal Reserve approval, in a broader range of banking and non-banking activities that are deemed to be financial in nature or incidental to a financial activity. These activities include securities underwriting, dealing and market making; organizing, sponsoring and managing mutual funds; insurance underwriting and agency activities; merchant banking activities; and other activities that the Federal Reserve has determined to be financial in nature.

A financial holding company with a depository institution subsidiary that fails to maintain at least a “satisfactory” rating under the CRA generally is prohibited from engaging in any new, or acquiring control of a company engaged in, activities that are financial in nature or incidental to a financial activity. If we fail to maintain our “satisfactory” CRA rating and become subject to their prohibition, it could have a material impact on the Bank’s prospects for so long as the prohibition remains in place.

The BHC Act permits acquisitions by bank holding companies of banks and other bank holding companies, subject in most instances to the approval of the Federal Reserve and subject generally to the transaction not resulting in a monopoly or substantially lessening competition in any part of the United States. In considering whether to approve any such acquisition, the Federal Reserve must also take into account, among other things, the financial condition and prospects of, and the competence, experience, and integrity of management of, the constituent parties, as well as the constituent parties’ record of performance under the CRA. Additionally, under Tennessee law and applicable rules of the Tennessee Department of Financial Institutions (“TDFI”), a bank holding company organized under Tennessee law, such as the Company, generally must make application to and receive approval from the Commissioner of the TDFI before acquiring a Tennessee state-chartered financial institution.

Under the Change in Bank Control Act and associated Federal Reserve regulations, generally, any person that, directly or indirectly or in concert with one or more other persons, seeks to acquire control of a bank holding company or a Federal Reserve member bank (such as the Bank) must give the Federal Reserve 60 days’ prior written notice before acquiring control of the bank holding company or member bank. Under the applicable regulations, control is defined as the ownership or control of or power to vote 25% or more of any class of voting securities of the bank holding company or member bank. The regulations also provide for a presumption of control if a person would own, control, or hold with power to vote 10% or more (but less than 25%) of any class of voting securities of the bank holding company or member bank and either the institution has securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or no other person owns a greater percentage of that class of voting securities.

The Company is subject to the registration, disclosure, reporting, and other requirements of the Securities Act of 1933, as amended (the “Securities Act”) and the Exchange Act and the rules and regulations promulgated thereunder and administered by the SEC. In addition, the Company is subject to The Nasdaq Stock Market LLC’s (“Nasdaq”)’s rules for listed companies.

The Company is a legal entity separate and distinct from the Bank. Various legal limitations restrict the Bank from lending or otherwise providing financial support to the Company.

Various other federal and state laws, rules, and regulations (including Tennessee corporate law that applies generally to corporations incorporated under Tennessee law) regulate the Company’s business and operations, including its corporate governance structure, its investment authority, its manner of doing business, its employment practices, its consumer privacy and consumer protection policies and procedures, its relationship with the Bank and its other affiliates, its ability to merge with, acquire, or be acquired by other entities, its capitalization, its payment of dividends or other distributions, and the types of businesses in which it can engage.

Commercial Bank

The Bank is chartered under Tennessee law. The Bank is a Federal Reserve member, which means that the Federal Reserve is the Bank’s primary federal regulator. The Bank is also a member of the Federal Deposit Insurance Corporation (the “FDIC”) and its deposits are insured, as provided by law, by the FDIC’s Deposit Insurance Fund (the “DIF”). The Bank is subject to supervision, regulation, and examination by both the Federal Reserve and the TDFI. The Bank is subject to various requirements and restrictions under federal and state law, including capital adequacy requirements, requirements to maintain reserves against deposits, requirements under the CRA, restrictions on the types and amounts of loans that may be made and the interest that may be charged thereon and limitations on the types of investments that it can make, the types of activities that it can engage in, and the types of services that it can offer. The business and operations of the Bank are also affected by various consumer laws and regulations, including regulations of the Consumer Financial Protection Bureau (“CFPB”) and other federal and state agencies relating to equal credit opportunity, truth in lending disclosures, truth in savings disclosures, debt collection, privacy, and consumer lending practices. In addition to the impact of direct regulation, commercial banks are affected significantly by the actions of the Federal Reserve as it attempts to control the money supply and credit availability in the United States in order to influence the economy.

Strict compliance at all times with state and federal banking laws, rules and regulations, as well as other laws, is and will continue to be required. The Bank believes that the experience of its executive management team will assist it in its continuing efforts to achieve the requisite level of compliance. Certain provisions of state law may be preempted by existing and future federal laws, rules and regulations, and no prediction can be made as to the impact of preemption on state law or the regulation of the Bank thereunder.

The Federal Reserve and the TDFI regularly examine the Bank and have the authority to approve or disapprove of certain activities of the Bank, including expansionary activities such as mergers and acquisitions to which the Bank is a party and the Bank’s establishment of new branch offices. Both regulatory bodies have broad power to take enforcement action to prevent or halt the continuance of unsafe or unsound banking practices or other violations of law. The FDIC, as the insurer of the Bank’s deposits, also has certain regulatory authority over and requires certain routine reporting by the Bank.

As a bank chartered under Tennessee law, the Bank is subject to the provisions of the Tennessee Banking Act and, to the extent not inconsistent with the Tennessee Banking Act, the provisions of the TBCA.

Enforcement Powers of Federal and State Banking Agencies

The federal and state bank regulatory agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver for financial institutions. Our failure to comply with applicable laws and regulations could subject us and our officers and directors to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed below under “— Prompt Corrective Action and Other Consequences of Capital Adequacy,” the appropriate bank regulatory agency may appoint the FDIC as conservator or receiver for a depository institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including if the depository institution is operating in an unsafe and unsound condition, is insolvent or is undercapitalized and has no reasonable prospect of becoming adequately capitalized, fails to become adequately capitalized when required to do so, fails to submit a timely and acceptable capital restoration plan or materially fails to implement an accepted capital restoration plan.

Payment of Dividends and Repurchases of Capital Instruments

The Company is a legal entity separate and distinct from the Bank. The Company’s principal source of cash flow, including cash flow to pay indebtedness and to pay dividends to its shareholders, is dividends the Bank pays to the Company as the Bank’s sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

Federal Reserve Supervisory Letter SR 09-4 (February 24, 2009), as revised December 21, 2015 and July 24, 2020, applies to dividend payments, stock redemptions and stock repurchases by bank holding companies. Under this Supervisory Letter, a bank holding company is expected to consult with Federal Reserve supervisory staff before:

●	declaring and paying a dividend that could raise safety and soundness concerns (for example, declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid);

●	redeeming or repurchasing regulatory capital instruments when the bank holding company is experiencing financial weakness; and

●	redeeming or repurchasing common or perpetual preferred stock if it would result in a quarter end net reduction in the amount of such equity instruments outstanding as compared to the beginning of the quarter in which the redemption or repurchase occurs.

Further, the board of directors of a bank holding company must consider various different factors when deciding whether to declare, and determining the amount of, dividends in order to ensure that dividend levels are prudent relative to the company’s financial position and are not based on overly optimistic earnings scenarios, including any potential events which may occur prior to the payment of a dividend that could affect its ability to pay while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should eliminate, defer or significantly reduce dividends if:

●	the bank holding company’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

●	the bank holding company’s prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

●	the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The Bank is similarly subject to various restrictions on its ability to pay dividends to the Company. Under Tennessee law, a Tennessee state-chartered bank generally cannot pay dividends in any calendar year that exceed its net income for that year plus its retained net income for the prior two calendar years without prior regulatory approval. Additionally, under the Federal Deposit Insurance Act (“FDIA”), the Bank is generally prohibited from making capital distributions (including paying dividends) or paying management fees to the Company if the Bank is not adequately capitalized or if the distribution or payment would cause the Bank to become undercapitalized.

Under applicable federal capital adequacy guidelines, both banks and bank holding companies subject to the capital adequacy guidelines (the Company is not currently subject to these guidelines but may be in the future) are also subject to capital distribution (including dividend) limitations and restrictions, as well as restrictions on discretionary bonuses to executive officers, if they fail to maintain an appropriate capital conservation buffer. See “— Capital Adequacy” below. A Tennessee corporation, such as the Company and the Bank, is also not permitted to pay dividends if, after giving effect to the dividends, it would not be able to pay its debts as they come due in the usual course of business or if its assets would be less than the sum of its liabilities plus the amount necessary to satisfy the rights of preferred shareholders, if any, upon dissolution. Both the Company and the Bank may from time to time also be subject to contractual restrictions on their ability to pay dividends, such as, for example, dividend restrictions contained in agreements evidencing indebtedness of the Company or the Bank.

The Company’s and the Bank’s payment of dividends may also be affected or limited by other factors, such as requirements to maintain adequate levels of capital above regulatory guidelines. Federal and state bank regulatory agencies generally have the authority to prohibit bank holding companies and banks from engaging in unsafe or unsound practices in conducting their businesses. Depending on the financial condition of a bank holding company and its subsidiary bank(s), the payment of dividends by the bank holding company or its subsidiary bank(s) could under certain circumstances be deemed an unsafe or unsound practice and therefore restricted.

Restrictions on Acquisitions and Certain Other Activities

As a bank holding company, the Company generally must obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting stock of a bank, (ii) acquiring all or substantially all of the assets of a bank, or (iii) merging or consolidating with another bank holding company. The BHC Act also generally limits the business in which a bank holding company may engage to banking, managing or controlling banks and other authorized subsidiaries, and furnishing services to or performing services for its subsidiaries. A bank holding company may, however, engage in or acquire an interest in a company that engages in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Bank holding companies that meet certain eligibility requirements prescribed by the BHC Act and elect to operate as financial holding companies may engage in, or have ownership interests in companies engaged in, a wider range of non-banking activities, including underwriting, dealing in, or making a market in securities, insurance underwriting and sales, providing financial, investment, or economic advisory services, merchant banking, and any other activity that the Federal Reserve, in consultation with the Secretary of the Treasury, determines by regulation or order is financial in nature or incidental to any such financial activity or that the Federal Reserve determines by regulation or order to be complementary to any such financial activity and does not pose a substantial risk to the safety or soundness of depository institutions or the financial system generally. The Company elected to become a financial holding company in 2017.

The Change in Bank Control Act and associated federal regulations, generally and subject to certain exceptions, prohibit any person (individual or entity) from, directly or indirectly or in concert with one or more other persons, acquiring control of an FDIC-insured depository institution or its holding company unless the appropriate federal banking agency is given prior written notice and does not disapprove of the proposed acquisition. Control for this purpose is defined as the power, directly or indirectly, to direct the management or policies of an FDIC-insured depository institution or its holding company or to vote 25% or more of any class of voting securities of an FDIC-insured depository institution or its holding company. Additionally, it is rebuttably presumed than an acquisition of voting securities of an FDIC-insured depository institution or its holding company constitutes the acquisition of control of the institution or holding company under the Change in Bank Control Act if immediately after the transaction the acquiring person (or persons acting in concert) will own, control, or hold with the power to vote 10% or more of any class of voting securities of the institution or holding company and either (i) the institution or holding company has securities registered under Section 12 of the Exchange Act or (ii) immediately after the transaction no other person will own, control, or hold the power to vote a greater percentage of that class of voting securities.

Any corporation or other company that, directly or indirectly or acting through one or more other persons, acquires ownership or control of or the power to vote 25% or more of any class of voting securities of a bank or bank holding company (such as the Bank and the Company), that controls the election of a majority of the directors of a bank or bank holding company, or that otherwise is deemed to have the power to exercise, directly or indirectly, a “controlling influence over the management or policies” of a bank or bank holding company under the BHC Act (which control can, under certain circumstances, be found to exist even if a corporation or other company owns, controls, or has the power to vote far less than 25% of a class of voting securities of a bank or bank holding company) would be subject to regulation itself as a bank holding company under the BHC Act.

The Federal Reserve may require that a bank holding company terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness, or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt. Under certain circumstances, a bank holding company must give written notice to and obtain approval from the Federal Reserve prior to purchasing or redeeming its equity securities.

Further, poor examination ratings, deficient capital ratios, regulatory concerns regarding management, controls, asset quality, earnings, liquidity, or risk management, or other factors can all potentially result in practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire other financial institutions or other businesses, repurchase its stock, pay dividends, or continue to conduct existing activities.

Banks organized under Tennessee law are also subject to restrictions on the types of activities that they are permitted to engage in under applicable law and regulations of the Federal Reserve, FDIC, and TDFI, which permissible activities are generally limited to the business of banking and activities that are incidental to the business of banking.

Source of Strength

Under applicable law and Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to, and to commit resources to support, the Bank. This support may be required at times when the Company may otherwise not be inclined to provide it.

In the event an FDIC-insured depository institution subsidiary of a bank holding company becomes subject to a capital restoration plan with its regulators, the parent bank holding company is required to guarantee performance of the plan up to 5% of the bank’s assets, and such guarantee is given priority in the event of bankruptcy of the bank holding company. In addition, if a bank holding company has more than one bank or thrift subsidiary, each of the bank holding company’s subsidiary depository institutions may be responsible for any losses to the DIF if an affiliated depository institution fails. As a result, a bank holding company may be required to loan money to a bank subsidiary in the form of subordinate capital notes or other instruments which qualify as capital under applicable regulations. However, any loans from a bank holding company to any such subsidiary bank likely will be unsecured and subordinated to such bank’s depositors and to other creditors of the bank. See “— Prompt Corrective Action and Other Consequences of Capital Adequacy.”

Capital Adequacy

The federal banking agencies, including the Federal Reserve, have adopted risk-based capital requirements for assessing bank and bank holding company capital adequacy. These requirements establish minimum capital standards in relation to the relative credit risk of assets and off-balance sheet exposures. Capital is classified into two tiers. Tier 1 capital consists generally of common equity Tier 1 capital (which is generally comprised of common stock and related surplus and retained earnings, and from which goodwill and certain other intangible assets are deducted) and additional Tier 1 capital (which includes, among other things, certain types of noncumulative perpetual preferred stock). Tier 2 capital generally includes the allowance for loan and lease losses (subject to certain limitations) and certain types of subordinated debt and cumulative perpetual preferred stock. The risk-based capital guidelines require financial institutions to maintain specific, defined credit risk factors and apply them to their assets which results in risk-adjusted assets.

The federal capital adequacy guidelines impose the following minimum capital requirements:

●	a ratio of common equity Tier 1 capital to total risk-weighted assets of 4.5%;

●	a ratio of Tier 1 capital to total risk-weighted assets of 6.0%;

●	a ratio of total capital to total risk-weighted assets of 8.0%; and

●	a ratio of tier 1 capital to adjusted average total assets (“leverage ratio”) of 4.0%.

In addition to these required minimum regulatory capital ratios, applicable regulations establish a capital conservation buffer with respect to the first three ratios listed above. Specifically, banking organizations must maintain a 2.5% capital conservation buffer comprised of common equity Tier 1 capital in order to avoid limitations on capital distributions (including dividend payments, discretionary payments on Tier 1 instruments, and stock repurchases) and certain discretionary bonus payments to executive officers. When including the 2.5% capital conservation buffer, a banking organization’s minimum ratio of common equity Tier 1 capital to risk-weighted assets becomes 7.0%, its minimum ratio of Tier 1 capital to total risk-weighted assets becomes 8.5%, and its minimum ratio of total capital to risk-weighted assets becomes 10.5%.

These capital adequacy guidelines only establish the minimum levels of regulatory capital a banking organization must maintain, and banking regulators generally expect banks and bank holding companies to maintain capital well in excess of these minimum levels. Failure to maintain compliance with the capital adequacy guidelines could subject a bank or bank holding company to a variety of enforcement actions, including the issuance of a capital directive, the termination of a bank’s deposit insurance, a prohibition on accepting brokered deposits or other restrictions on its business, and, in certain circumstances, the appointment of a receiver.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”), enacted May 24, 2018, provided for the simplification of the regulatory capital rules for certain financial institutions and their holding companies with total consolidated assets of less than $10 billion. The Regulatory Relief Act required the federal banking agencies to develop a community bank leverage ratio (“CBLR”) for qualifying banks and holding companies with total consolidated assets of less than $10 billion and an appropriate risk profile. The Regulatory Relief Act mandated a minimum CBLR of not less than 8% and a CBLR not more than 10%. In October 2019, the federal banking agencies issued a final rule implementing the CBLR framework and setting the CBLR at 9%. Under the final rule, the CBLR is calculated, generally, as Tier 1 capital divided by average total consolidated assets (minus amounts deducted from Tier 1 capital). Under this final rule, which was effective January 1, 2020, a qualifying community banking organization that has opted to use the CBLR framework is considered to have met the generally applicable risk-based and leverage capital requirements, the capital ratio requirements to be considered “well capitalized” under the prompt corrective action framework (discussed below), and any other capital or leverage requirements to which the qualifying community banking organization is subject, if it maintains a CBLR greater than 9%. A qualifying community banking organization is a non-advanced approaches banking organization that has a leverage ratio greater than 9%, total consolidated assets of less than $10 billion, total off-balance sheet exposures (excluding derivatives other than sold credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets, and total trading assets and trading liabilities of 5% or less of total consolidated assets. In November 2025, the federal banking agencies issued a notice of proposed rulemaking proposing to lower the CBLR to 8% and make certain other modifications to the CBLR framework; however, there can be no assurance that a final rule lowering the CBLR will be issued by the federal banking agencies. While we believe we qualify as a qualifying community banking organization, we have not opted into the CBLR framework and presently do not intend to do so, although we could elect to do so in the future.

Bank holding companies that qualify for the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “Small Bank Holding Company Policy Statement”) are exempt from consolidated capital requirements. The Small Bank Holding Company Policy Statement is generally applicable to bank holding companies with consolidated assets of less than $3 billion that are not engaged in significant nonbanking activities, either directly or through a nonbank subsidiary; do not conduct significant off-balance sheet activities, either directly or through a nonbank subsidiary; and do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC. The Company, which has total consolidated assets of less than $3 billion, currently qualifies for the Small Bank Holding Company Policy Statement and, therefore, is not subject to the Federal Reserve’s capital adequacy guidelines on a consolidated basis at the bank holding company level. If our total consolidated assets in the future exceed $3 billion, we would no longer be able to take advantage of the Small Bank Holding Company Policy Statement and, among other things, we would no longer be exempt from consolidated capital requirements, we would be subject to more extensive regulatory reporting and examination requirements, and we would be more limited in the amount of debt we can use to finance the acquisition of other banks and bank holding companies.

Prompt Corrective Action and Other Consequences of Capital Adequacy

The FDIA requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet the applicable minimum capital requirements. Under the FDIA, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual numerical capital position if it receives an unsatisfactory examination rating. The five capital categories are defined as follows:

●	An institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 8% or greater, a common equity Tier 1 capital ratio of 6.5% or greater, and a leverage capital ratio of 5% or greater and it is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure;

●	An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a common equity Tier 1 capital ratio of 4.5% or greater, and, generally, has a leverage capital ratio of 4% or greater;

●	An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a common equity Tier 1 capital ratio of less than 4.5%, or, generally, has a leverage capital ratio of less than 4%;

●	An institution is “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a common equity Tier 1 capital ratio of less than 3%, or a leverage capital ratio of less than 3%; and

●	An institution is “critically undercapitalized” if its tangible equity is equal to or less than 2% of total assets.

The federal bank regulatory agencies have the authority to require an institution to hold additional capital and have indicated that higher capital levels may be required during times when market conditions and the risk profile of the institution warrant such additional capital.

The FDIA generally prohibits an FDIC-insured depository institution from making capital distributions (including paying dividends) or paying any management fees to its holding company if the depository institution is or would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are, among other things, subject to growth limitations and are required to submit capital restoration plans. An insured depository institution’s holding company must guarantee the institution’s capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan, for the plan to be accepted by the applicable federal regulatory agency. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution to acceptable capital levels. If a depository institution fails to submit an acceptable capital plan or fails to implement its plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions can be subject to a number of requirements and restrictions, including orders to sell sufficient stock to become adequately capitalized, to sell to another bank or bank holding company, to reduce total assets, to restrict interest rates paid on deposits, to replace its board of directors or management or to cease accepting deposits from correspondent banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date on which they become critically undercapitalized, as well as other restrictions.

Business activities may be influenced by an institution’s capital classification. For example, only a “well capitalized” depository institution may accept brokered deposits without prior regulatory approval and an “adequately capitalized” institution may accept such deposits only with prior regulatory approval. Such approval has historically been difficult to obtain.

General Regulatory Considerations

Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each insured depository institution must undergo regular, periodic examinations conducted by its appropriate federal banking agency. The cost of examining an insured depository institution and its affiliates may be assessed by the appropriate federal baking agency against the institution or its affiliates as the agency deems necessary or appropriate. Insured depository institutions are required to submit periodic reports to the FDIC and their primary federal regulators, if other than the FDIC (as well as, for state-chartered institutions, their state regulators). FDICIA also requires the federal bank regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating to, among other things, (i) internal controls, information systems and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

In response to perceived needs in financial institution regulation, Congress enacted the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). FIRREA provides, in part, that a depository institution the deposits of which are insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

FIRREA also provides that financial institutions and their affiliated parties (such as officers and directors) may be subject to civil money penalties for certain types of violations and misconduct. Additionally, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases. The federal banking regulators have not been reluctant to use the enforcement powers provided for under FIRREA. Further, banking regulators have broad power to issue cease and desist orders that may, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnification or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, employ qualified officers or employees, or take other actions determined by the ordering agency to be appropriate.

Federal and state banking laws subject banks to certain restrictions on extensions of credit to executive officers, directors, and certain principal shareholders, and their related interests. For example, such extensions of credit (i) generally must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated third parties and (ii) generally must not involve more than the normal risk of repayment or present other unfavorable features. These laws also impose certain limits on the amount of such extensions of credit and under certain circumstances require that they be approved by an institution’s board of directors.

Community Reinvestment Act

The CRA requires each insured depository institution to be evaluated by its primary federal regulator with respect to its record of meeting the credit needs of the communities in which it operates, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. An institution’s compliance with and performance under the CRA is also considered in evaluating mergers, acquisitions and applications to open branch office facilities.

A bank’s compliance with its CRA obligations is based on a performance-based evaluation system that bases CRA ratings on an institution’s lending, service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the CRA assessment of each subsidiary bank of the applicant bank holding company, and those banks’ CRA performance records may be the basis for denying the application. In connection with its assessment of CRA performance, the appropriate federal bank regulatory agency assigns each bank a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” As of its most recent CRA examination in October 2025, the Bank was rated “satisfactory.”

The CRA regulations require that evidence of discriminatory, illegal or abusive lending practices be considered in the CRA evaluation. A less than satisfactory CRA rating is likely to slow, if not preclude, mergers, acquisitions, the opening of new branches and other expansionary activities.

CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. Generally, each insured depository institution controlled by a bank holding company must have at least a “satisfactory” CRA rating in order for the bank holding company to elect to become a financial holding company. A financial holding company that controls an insured depository institution that does not have at least a “satisfactory” CRA rating is subject to certain restrictions, including, generally, being precluded from commencing, or acquiring a company engaged in, activities determined to be financial in nature or incidental to such financial activity (such as underwriting, dealing in, or making a market in securities and certain insurance activities). As a financial holding company, we are currently not subject to these restrictions because the Bank has a “satifactory” CRA rating.

USA Patriot Act

After the terrorist attacks of September 11, 2001, Congress enacted broad anti-terrorism legislation called the United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”). Title III of the USA Patriot Act requires financial institutions, including the Company and the Bank, to help prevent, detect and prosecute international money laundering and the financing of terrorism. The Department of the Treasury has adopted additional requirements to further implement Title III.

This law is intended to enhance the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The USA Patriot Act materially amended and expanded the application of the Bank Secrecy Act. It introduced several enhanced compliance measures, including the know your customer process, new suspicious activity reporting rules and enhanced anti-money laundering programs. Under the USA Patriot Act, each financial institution is required to establish and maintain an anti-money laundering compliance program that includes, at a minimum:

●	the development of internal policies, procedures, and controls;

●	the designation of a compliance officer;

●	an ongoing employee training program; and

●	an independent audit function to test the program’s effectiveness.

In addition, the USA Patriot Act requires bank regulatory agencies to consider the record of a bank or bank holding company in combating money laundering activities in their evaluation of bank and bank holding company merger, acquisition and branch expansion transactions.

The U.S. Treasury Department has issued regulations under the USA Patriot Act. These regulations provide that a depository institution will be deemed in compliance with the USA Patriot Act provided that it continues to comply with the Bank Secrecy Act regulations. Under these regulations, a mechanism has been established for law enforcement to communicate names of suspected terrorists and money launderers to financial institutions in return for securing the ability to promptly locate accounts and transactions involving those suspects. Financial institutions receiving names of suspects must search their account and transaction records for potential matches and report positive results to the Financial Crimes Enforcement Network (“FinCEN”). Each financial institution must designate a point of contact to receive information requests. These regulations outline how financial institutions can share information concerning suspected terrorist and money laundering activity with other financial institutions under protection from the statutory safe harbor from liability, provided each financial institution notifies FinCEN of its intent to share information.

Recent FinCEN rules require banks to know the beneficial owners of customers that are not natural persons, update customer information in order to develop a customer risk profile, and generally monitor such matters.

FinCEN has also adopted regulations intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Financial institutions are required to take reasonable steps to ensure that they are not providing banking services, directly or indirectly, to foreign shell banks or others who might be engaging in terrorist activities or the financing thereof.

Lending Limits

Under Tennessee law, the amount of loans which a Tennessee-chartered bank (such as the Bank) may make, in the aggregate, to any one person is limited. Tennessee law generally provides that a Tennessee-chartered bank may not lend to any one person an amount in excess of 15% of the bank’s capital, surplus, and undivided profits. However, a bank may lend more than 15%, but no more than 25%, of the bank’s capital, surplus, and undivided profits to any one person if each loan in excess of 15% is approved in advance by the bank’s board of directors. Under Tennessee law, no loan limit applies to the extent that a loan is secured by a segregated deposit account in the lending bank.

Commercial Real Estate Concentrations

Lending operations that involve concentrations of CRE loans are subject to enhanced scrutiny by federal banking regulators. The federal banking regulators have issued guidance with respect to the risks posed by CRE lending concentrations. CRE loans generally include C&D loans and loans secured by multifamily property and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent financing of the property, but generally do not include owner-occupied real estate. The guidance prescribes the following guidelines for examiners to help identify institutions that are potentially exposed to concentration risk and may warrant greater supervisory scrutiny (however, these guidelines are not outright limits on an institution’s lending activities):

●	if an institution’s total loans for C&D and other land represent 100% or more of the institution’s total capital; or

●	if the total of an institution’s CRE loans represents 300% or more of the institution’s total capital and the outstanding balance of the institution’s CRE portfolio has increased by 50% or more during the prior 36 months.

At December 31, 2025, the Bank’s ratio of C&D and other land loans to total risk-based capital was 81.9%, and its ratio of total CRE loans excluding owner-occupied CRE loans (as defined in the guidance) to total risk-based capital was 322%. The three-year growth rates for the Bank’s CRE portfolio as of December 31, 2025, and December 31, 2024, were 60.5% and 75.4%, respectively, in each case above the 50% growth rate threshold contained in the federal regulatory guidance. The recent growth in our levels of CRE loans is primarily the result of our acquisition of Alliance, not significant organic growth within the Bank’s legacy loan portfolio.

Given the level of, and recent growth in, CRE loans in our loan portfolio, our CRE loan portfolio, risk management practices, and capital levels may be subject to enhanced regulatory scrutiny. If our risk management practices relative to CRE lending or our capital levels are determined to be inadequate in light of the risks associated with our CRE loan portfolio, we may have to reduce our level of CRE lending and/or seek to increase capital to support our CRE lending function.

FDIC Insurance Assessments and Depositor Preference

The Bank’s deposits are insured by the FDIC’s DIF up to the limits provided for by applicable law, which currently are set at $250,000 per depositor, per insured bank for each account ownership category. The Bank is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average total consolidated assets less its average tangible equity and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the FDIA, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. In October 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC’s amended restoration plan increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.

In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with several bank failures that occurred during early 2023. The assessment base for the special assessment was equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods beginning the first quarterly assessment period of 2024.

Deposit insurance may be terminated by the FDIC upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s primary federal regulatory agency. In addition, the FDIA provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as receiver, will have priority over other general unsecured claims against the institution, including those of a parent bank holding company.

Transactions with Affiliates

The Bank is subject to Sections 23A and 23B of the Federal Reserve Act (the “Affiliates Act”) and the Federal Reserve’s implementing regulations, Regulation W, which place limitations on certain transactions between a bank and its affiliates. For purposes of the Affiliates Act and Regulation W, an affiliate of a bank generally is any company that controls, is controlled by or is under common control with the bank. Accordingly, transactions between the Company and the Bank are subject to the requirements of the Affiliates Act and Regulation W. The Affiliates Act and Regulation W impose restrictions and limitations on a bank making extensions of credit to, or issuing a guarantee or letter of credit on behalf of, the bank’s affiliates, a bank’s purchase of, or investment in, stock or other securities of an affiliate, a bank taking such securities as collateral for loans, and the purchase by a bank of assets of its affiliates. Such restrictions and limitations prevent the Company or other Bank affiliates from borrowing from the Bank unless the borrowings are secured by marketable obligations of designated amounts. All such transactions, as well as contracts entered into between the Bank and its affiliates, must be on terms that are no less favorable to the Bank than those that would be available to/from non-affiliated third parties. Federal Reserve policy also forbids the payment by bank subsidiaries of management fees to their parent holding companies that are unreasonable in amount or exceed the fair market value of the services rendered or, if no market exists, actual costs plus a reasonable profit.

Consumer Financial Services

The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationships with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act, the Military Lending Act, and these laws’ respective state law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices and subject us to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal and state bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which we operate and civil money penalties. Failure to comply with applicable consumer protection requirements may also negatively impact our reputation in the marketplace and result in our failure to obtain required regulatory approvals for mergers or acquisitions or a prohibition on expansionary activities.

Dodd-Frank Act

On July 21, 2010, the Dodd-Frank Act was signed into law. This law significantly changed the bank regulatory landscape and affects the lending, deposit, investment, trading and operating activities of banks and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The following summarizes just a few of the provisions of the Dodd-Frank Act.

The Dodd-Frank Act changed the types of instruments that are eligible for Tier 1 capital treatment at the bank holding company level. It also called for the Federal Reserve to apply to certain bank holding companies (currently, generally, those with $3 billion or more in total consolidated assets) the same minimum leverage and risk-based capital standards that apply to banks under the FDIA’s prompt corrective action framework.

The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest-bearing checking accounts.

The Dodd-Frank Act authorized state-chartered and national banks to, subject to the receipt of any required regulatory approvals, establish de novo interstate branches at any location where a bank based in that state could establish a branch. The act also requires that bank holding companies and banks be well capitalized and well managed in order to acquire banks located outside their home state.

The Dodd-Frank Act required fees charged by banks for debit card transactions, commonly referred to as interchange fees, to be both “reasonable and proportional” to the cost incurred by the card issuer and authorized the Federal Reserve to implement regulations with respect to this requirement.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are based on the average consolidated total assets, less tangible equity capital, of a financial institution. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, per insured bank for each account ownership category.

The Dodd-Frank Act also created a new federal consumer protection agency, the CFPB, with broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with less than $10 billion in assets are examined for compliance with consumer protection laws by their primary federal bank regulators. The CFPB has recently been the target of intense scrutiny from the Trump administration, which has indicated a desire to dismantle, or significantly reform, the agency, one which it perceives as lacking sufficient supervision and regularly exceeding its statutory authority. The future structure, operation, and authority of the CFPB, as well as its fate, are currently uncertain and cannot be predicted.

Additionally, the Dodd-Frank Act increased the regulation of consumer protections relative to mortgage origination, including mortgage loan originator compensation, minimum repayment standards and new servicing requirements.

Mortgage Lending Rules

The Dodd-Frank Act authorized the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of a borrower’s ability to repay. Under the Dodd-Frank Act, financial institutions may not make a residential mortgage loan unless they make a “reasonable and good faith determination” that the consumer has a “reasonable ability” to repay the loan. The Dodd-Frank Act allows borrowers to raise certain defenses to foreclosure but provides a full or partial safe harbor from such defenses for loans that are “qualified mortgages.” The CFPB published final rules to, among other things, specify the types of income and assets that may be considered in the ability-to-repay determination, the permissible sources for verification, and the required methods of calculating a loan’s monthly payments. Subsequently, the CFPB made certain modifications to these rules. The rules extend the requirement that creditors verify and document a borrower’s income and assets to include all information that creditors rely on in determining repayment ability.

Financial Privacy and Cybersecurity Requirements

Federal law and regulations limit a financial institution’s ability to share consumers’ financial information with unaffiliated third parties. Specifically, these laws and regulations require all financial institutions offering financial products or services to consumer customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties. The sharing of information for marketing purposes is also subject to limitations.

Federal law and regulations also establish certain information security guidelines that require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to develop, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Federal and state laws also require that notice of a data breach incident be provided to a bank’s customers under certain circumstances.

Federal banking regulators regularly issue guidance relative to cybersecurity that is intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks. Financial institutions are also expected to implement procedures designed to address the risks posed by potential cyber threats and to allow the institutions to respond and recover effectively after a cyber-attack.

Other Legislation and Regulation

Other legislative and regulatory proposals that would impact banking and the regulation of banks, thrifts and other financial institutions are considered from time to time by the executive branch of the federal government, Congress and various state governments. It cannot be predicted whether any of such legislative or regulatory proposals will be adopted or, if any of such proposals are adopted, how they will affect the Company and the Bank. The Trump administration has signaled a willingness to undertake comprehensive reviews of bank regulatory laws and regulations; however, there can be no assurance as to the likelihood, scope, or results of any such revisions that such a review will take place or, if it does, what the result will be.

Monetary and Fiscal Policy

Banking is a business which heavily depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on its loans to customers and its securities holdings generally constitutes a major portion of a bank’s earnings. Thus, the earnings and growth of the Bank will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open-market dealings in United States government securities, the discount rate at which Federal Reserve members may borrow, and reserve requirements on deposits and funds availability regulations. These instruments are used by the Federal Reserve in varying combinations to influence the overall growth of bank loans, investments and deposits and also affect interest rates charged on loans or paid on deposits. The policies of the Federal Reserve have had a significant effect on the operating results of commercial banks in the past and will continue to do so in the future. The nature and timing of any future changes in Federal Reserve policies and their impact on the Bank cannot be predicted.

Corporate Information

Our principal executive office is located at 6710 Cumberland Gap Parkway, Harrogate, Tennessee 37752, and our telephone number is 423-869-5151. Our website address is www.cbtn.com. The information contained on or accessible from our website is not part of this Report and is not incorporated into this Report.

Public Information

Persons interested in obtaining information on the Company may read and copy any materials that we file with the U.S. Securities and Exchange Commission (the “SEC”). The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

We make available, free of charge, on or through our website, www.cbtn.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Exchange Act, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. We routinely post these reports, recent news and announcements, financial results and other important information about our business on our website at www.cbtn.com. Information contained on our website does not constitute part of, and is not incorporated by reference into, this Report.

Also available on the Company’s website are its Code of Conduct and Ethics, Corporate Governance Guidelines, the charter of each active committee of the Board, and other materials outlining the Company’s corporate governance practices. If we amend or grant a waiver of one or more of the provisions of our Code of Conduct and Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Conduct and Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting the required information on our corporate website at www.cbtn.com.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before you decide to invest in our common stock, you should carefully consider the risks described below, together with all other information included in this Report, including our consolidated financial statements and related notes appearing elsewhere in this Report. We believe the risks described below are the risks that are material to us as of the date of this Report. If any of the following risks actually materialize, our business, financial condition or results of operations could be materially and adversely affected. In that case, you could experience a partial or complete loss of your investment. Further, to the extent that any of the information in this Report constitutes forward-looking statements, the risk factors below also are cautionary statements identifying important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made by us or on our behalf. See “Cautionary Note Regarding Forward-Looking Statements.”

Summary of Risk Factors

Risks Related to Our Business

●	Changes in interest rates may adversely affect our earnings and financial condition.

●	Increases in interest rates have in the past resulted in, and could in the future result in, unrealized losses in our investment securities portfolio.

●	If the average interest rate we pay on our deposits increases, our cost of funds would rise.

●	We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses and make other loans that may carry increased levels of credit risk.

●	We could suffer losses from a decline in the credit quality of the assets that we hold.

●	We may not be able to adequately measure and limit the credit risks associated with our loan portfolio, which could adversely affect our profitability.

●	CRE lending may expose us to increased lending and regulatory risks.

●	We are subject to environmental risks associated with owning real estate or collateral.

●	Our allowance for estimated loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to earnings and adversely impact our financial condition and results of operations.

●	Our liquidity needs might adversely affect our financial condition and results of operations.

●	We may be materially and adversely affected by the creditworthiness and liquidity of other financial institutions.

●	Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

●	Our business is concentrated in, and largely dependent upon, the continued growth of, and economic conditions in, the markets where we operate.

●	Negative developments in the U.S. economy and local economies in our primary markets may adversely impact our results in the future.

●	As a community bank, our ability to maintain our reputation is critical to the success of our business, and our failure to do so may materially adversely affect our performance.

●	As a community banking institution, we have smaller lending limits and different lending risks than certain of our larger, more diversified competitors.

●	Our business may suffer if there are significant declines in the value of real estate.

●	Our selection of accounting policies and methods may affect our reported financial results.

●	We currently invest in bank owned life insurance (“BOLI”) and may continue to do so in the future.

●	The internal controls that we have implemented in order to mitigate risks inherent to the business of banking might fail or be circumvented.

●	Changes in accounting standards could materially impact our financial statements.

●	The implementation of new lines of business or new products and services may subject us to additional risk.

Risks Related to Acquisition and other Expansionary Activity

●	We may grow through mergers or acquisitions and other future expansionary activity, which strategy may not be successful or, if successful, may result in additional risks.

●	If we fail to maintain our “satisfactory” CRA rating, certain restrictions may be imposed on our operations and we may not be able to pursue certain strategic opportunities.

●	Acquisitions may disrupt our business and dilute shareholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than we expect.

●	Our financial performance will be negatively impacted if we are unable to execute our growth strategy.

●	Our historical growth rate and performance may not be indicative of our future growth or financial results.

Risks Related to Technology and Cybersecurity

●	We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures or interruptions or breaches of security could have a material adverse effect on our financial condition and results of operations, as well as cause legal or reputational harm.

●	We continually encounter technological change and may have fewer resources than our competitors to continue to invest in technological improvements.

●	The adoption of artificial intelligence (“AI”) tools by us and our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, customers or counterparties, or other third parties.

Legal, Regulatory and Compliance Risks

●	We are subject to extensive regulation in the conduct of our business, which imposes additional costs on us and adversely affects our profitability.

●	Federal and state banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

●	Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

●	We are subject to federal and state fair lending laws, and our failure to comply with these laws could lead to material penalties.

●	We face the risk of noncompliance with, and enforcement actions related to, the Bank Secrecy Act and other anti-money laundering laws and regulations.

●	FDIC deposit insurance assessments may materially increase in the future, which would have an adverse effect on our earnings and results of operations.

●	The Bank is, and the Company may become, subject to regulatory capital requirements.

●	The Federal Reserve may require the Company to commit capital resources to support the Bank.

●	We may need to raise additional capital in the future, including as a result of heightened regulatory capital requirements, but that capital may not be available, or available on favorable terms, when it is needed or may be dilutive to shareholders.

●	The Company is an entity separate and distinct from the Bank.

●	Our ability to pay dividends is subject to restrictions imposed by various laws and regulations and other factors.

Risks Related to Our Common Stock

●	The Company’s ability to pay cash dividends is limited, and we may be unable to pay dividends in the future even if we desire to do so.

●	We have shareholders who own significant portions of our common stock and those shareholders’ interests may differ from those of our other shareholders.

●	Future sales or the availability for sale of substantial amounts of our common stock in the public market could adversely affect the prevailing market price of our common stock and could impair our ability to raise capital through future sales of equity securities.

●	There are substantial regulatory limitations on changes of control of bank holding companies that may discourage investors from purchasing shares of our common stock.

●	An investment in our common stock is not an insured deposit and is subject to risk of loss.

Risks Related to Our Business

Interest Rate Risks

Changes in interest rates may adversely affect our earnings and financial condition.

Changes in interest rates may adversely affect our earnings and financial condition. Interest rates are highly sensitive to many factors beyond our control, including inflation, unemployment, changes in the money supply, international events, events in world financial markets, competition, general economic conditions, trade policies and tariffs, and monetary and fiscal policies of various governmental and regulatory authorities, including the Federal Reserve.

Our operating income and net income depend to a great extent on net interest margin (i.e., the difference between the interest yields earned on cash, loans, securities and other interest-bearing assets and the interest rates paid on interest-bearing deposits, borrowings and other liabilities). Net interest margin is affected by changes in market interest rates because different types of assets and liabilities may react differently, and at different times, to market interest rate changes. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a period, an increase in market rates of interest could reduce net interest income. Similarly, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce net interest income. While we have recently benefitted from high short-term rates, the Federal Reserve began reducing its target federal funds rate in September 2024. Any of these conditions would be expected to adversely affect our business, results of operations and financial condition.

Increases in interest rates will likely also adversely affect the market value of our investment and loan portfolios. If we are required to sell securities at a discount prior to their maturity, our unrealized losses would then turn into realized losses. See “Increases in interest rates have in the past resulted in, and could in the future result in, unrealized losses in our investment securities portfolio.” Decreases in the market value of our loan portfolio could become realized losses if we were to sell loans or if the Bank were to be acquired. See “Increases in interest rates could result in a decrease in the market value of our loans.”

We attempt to manage risk from changes in market interest rates by adjusting the rates, maturity, repricing, and balances of our different types of interest-earning assets and interest-bearing liabilities, but interest rate risk management techniques are not exact. As a result, a rapid increase or decrease in interest rates could have an adverse effect on our net interest margin and results of operations. Market interest rates for the types of products and services in our markets also may vary significantly over time based upon competition and local or regional economic factors. Our interest rate risk management process depends upon a number of assumptions which may prove to be inaccurate. There can be no assurance that we will be able to successfully manage our interest rate risk.

Increases in interest rates have in the past resulted in, and could in the future result in, unrealized losses in our investment securities portfolio.

We invest a portion of assets in investment securities. As of December 31, 2025, we held approximately 6.1% of our assets in an investment securities portfolio containing primarily U.S. government, municipal, and corporate bonds that are sensitive to broad economic conditions, especially interest rates. Interest rate increases have recently resulted in, and could in the future result in, unrealized losses in our investment securities portfolio, as increases in interest rates ordinarily decrease the estimated fair value of fixed income securities and result in decreased unrealized gains or increased unrealized losses on fixed income securities. We recognize the accumulated change in estimated fair value of these fixed income securities in net income when we realize a gain or loss upon the sale of a security. As of December 31, 2025, our net unrealized losses on securities available for sale, net of tax, totaled $1.0 million and our net unrealized losses on securities held-to-maturity, net of tax, totaled $3.3 million, which collectively equaled 1.4% of our Tier 1 capital. If we were required to sell all or a material portion of our investment securities portfolio, we may recognize significant losses that would adversely affect our business, results of operations or financial condition and reduce our regulatory capital ratios.

If the average interest rate we pay on our deposits increases, our cost of funds would rise.

A significant majority of our funding consists of interest-bearing deposits. As of December 31, 2025, 78.1% of our deposits consisted of interest-bearing deposits. During periods of rising interest rates, the rate of interest we pay on these deposits generally increases, which in turn increases our overall cost of funds. Additionally, during periods of higher interest rates, our customers have in the past shifted, and may in the future shift, their funds to accounts or financial institutions that offer higher interest rates. Such shifts also increase our cost of funds. If interest rates rise and our cost of funding increases, it could adversely affect our business, financial condition and results of operations and could cause our current business strategy to become unprofitable. Further, to the extent our customers withdraw their deposits and move their funds to competitors or alternative investments, we would lose a lower-cost source of funding, which would be expected to adversely affect our business, financial condition and results of operations.

Increases in interest rates could result in a decrease in the market value of our loans.

As of December 31, 2025, variable rate loans, which include floating and adjustable rate structures, comprised 60.6% of our loan portfolio. Our variable rate loans primarily consist of (i) adjustable-rate residential real estate loans with initial fixed-rate periods of three, five, 10, 15 or 20 years, which, depending on the loan program, generally reprice every year after the initial fixed-rate period ends and (ii) non-owner and owner-occupied CRE loans, which, depending on the loan program, generally reprice every two years. Accordingly, a substantial part of our loan portfolio remains sensitive to interest rate changes for extended periods.

When interest rates rise, the market value of loans with longer fixed-rate periods decreases. Unlike our available-for-sale securities, our loans are carried at amortized cost on our balance sheet. As a result, increases in interest rates create unrealized losses in our loan portfolio that are not immediately reflected in our financial statements. These unrealized losses could become realized if we were to sell loans or if the Bank were to be acquired. Additionally, the reduced market value of our loan portfolio in a rising rate environment could negatively impact the economic value of our equity, even if not immediately apparent from our reported financial results. This could potentially affect our ability to raise capital or impact our valuation in a merger or acquisition.

Credit and Lending Risks

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses and make other loans that may carry increased levels of credit risk.

We have meaningful credit exposures to borrowers in certain industries, including commercial and residential building lessors. Economic conditions were challenging throughout 2025. If the economic environment in our markets further weakens, including as a result of high inflation, elevated short-term interest rates, and increased geopolitical tensions around the world, including hostilities in the Middle East, the ongoing conflict in Ukraine and the evolving crisis in Venezuela, our exposure to these certain industries or other concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our results of operations and financial condition to be negatively impacted. Changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, may also cause and/or exacerbate inflation and impact the ability of our borrowers to repay their loans. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional credit loss provisions, negatively impacting our results of operations and financial condition.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. At December 31, 2025, our commercial loans accounted for approximately 79.1% of our total loans. Additionally, approximately 24.8% of our CRE loans at December 31, 2025 were owner-occupied CRE loans, which are loans to businesses secured by the businesses’ real estate. We expect to seek to expand the amount of these two types of loans in our portfolio in 2026. The concentration within our loan portfolio of loans within certain industries, including the hotels/motels category (which has occasionally exceeded our internal limit of 50% of total risk-based capital), and loans within certain geographic markets makes us vulnerable to adverse conditions in these specific industries and markets. Small to medium-sized businesses frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, or other operational challenges like those resulting from supply chain disruption, labor shortages or inflationary pressures on their costs, often need substantial additional capital to expand or compete and may experience substantial volatility in operating results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small or medium-sized business often depends on the management skills, talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have an adverse impact on the business and its ability to repay its obligations to us. If general economic conditions negatively impact the markets in which we operate and small to medium-sized businesses are adversely affected or our borrowers are otherwise harmed by adverse business developments, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

Real estate C&D loans are also an important part of our business. This type of lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Real estate industry pricing dynamics in the geographical markets in which we operate can vary from year to year and, with respect to construction, can vary between project funding and project completion. Asset values to which we underwrite loans can fluctuate from year to year and impact collateral values and the ability of our borrowers to repay their loans. Like regulatory guidelines on CRE loans, federal regulators have issued guidance that imposes additional restrictions on banks with C&D loans in excess of 100% of total risk-based capital. If our level of these loans was to exceed these guidelines, our ability to make additional loans in this segment would be limited.

Weakness in residential real estate market prices as well as demand could result in price reductions in home and land values adversely affecting the value of collateral securing some of the C&D loans that we hold. Reduced demand for new residential mortgage loans as we have experienced in recent years, whether the result of higher mortgage interest rates, inflationary pressures on building costs, depressed inventory levels or other factors, could also continue to cause reduced demand for mortgage loans, which would reduce our net interest income and noninterest income levels. If economic and real estate market conditions further deteriorate in our markets, we may experience increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provisions for credit losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and work out of loans, all of which would negatively impact our financial condition and results of operations.

We could suffer losses from a decline in the credit quality of the assets that we hold.

We could sustain losses if borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and policies that we believe are appropriate to manage these risks, including centralized control of the loan approval process, the establishment and review of the allowance for credit losses, periodic assessment of the likelihood of nonperformance, tracking loan performance, and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our financial condition and results of operations. In particular, with respect to our CRE loans, we could face credit quality risks presented by past, current, and potential economic and real estate market conditions.

We may not be able to adequately measure and limit the credit risks associated with our loan portfolio, which could adversely affect our profitability.

As a part of the products and services that we offer, we make commercial and CRE loans. The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions, and general economic conditions. Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting its market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of CRE loans include tenant occupancy rates and the quality of management of the property. A failure to effectively measure and limit the credit risks associated with our loan portfolio could have an adverse effect on our business, financial condition, and results of operations.

CRE lending may expose us to increased lending risks.

As of December 31, 2025, approximately 59% of our loan portfolio consisted of CRE loans. CRE loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Because payments on loans secured by CRE often depend on the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. Further, the CRE loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, implying higher potential losses on an individual loan basis. Because our loan portfolio contains a number of CRE loans with balances over $10 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.

We are subject to environmental risks associated with owning real estate or collateral.

The cost of cleaning up or paying damages and penalties associated with environmental problems could increase our operating expenses and result in a decline in the value of underlying collateral. When a borrower defaults on a loan secured by real property, we may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of commercial properties whose owners have defaulted on loans. We also own and lease premises where banking and other facilities are located. While our lending, foreclosure and facilities policies and guidelines are intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that we may own, acquire, manage or occupy. Environmental laws could force us to clean up the properties at our expense. It may cost much more to clean up a property than the property is worth, and it may be difficult or impossible to sell contaminated properties. We could also be liable for pollution generated by a borrower’s operations if we take a role in managing those operations after a default.

Our allowance for estimated loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate to absorb any probable losses in our loan portfolio. Management determines the amount of the allowance based upon an analysis of general market conditions, the credit quality of our loan portfolio and the performance of our customers relative to their financial obligations with us. We periodically evaluate the loan portfolio and assign risk gradings to our loans, which can result in changes in the allowance for loan losses. The amount of future losses is affected by changes in economic, operating, and other conditions, including changes in interest rates, which may be beyond our control, and such losses may exceed the allowance for loan losses. Although we believe that our allowance for estimated loan losses is adequate to absorb probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future. If actual losses exceed the allowance, the excess losses could adversely affect our net income and capital. Any such excess could also lead to larger allowances for loan losses in future periods, which could in turn adversely affect net income and capital in those periods. If economic conditions differ substantially from the assumptions used in the estimate, or if the performance of our loan portfolio deteriorates, future losses may occur, and increases in the allowance may be necessary, either of which would have a negative effect on our financial condition and results of operations.

Additionally, federal and state banking regulators, as part of their supervisory function, periodically review the adequacy of our allowance for estimated loan losses. These regulators may require us to establish additional allowances based on their judgment of the information available at the time of their examinations. If these regulatory agencies require us to increase our allowance for estimated loan losses, it will have a negative effect on our financial condition and results of operations.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished by or on behalf of customers and counterparties, including financial statements and other financial information. We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may depend upon our customers’ representations that their financial statements conform to accounting principles generally accepted in the United States (“GAAP”) and present fairly, in all material respects, the financial condition, results of operations, and cash flows of the customer. We also may rely on customer representations and certifications, or other audit or accountant reports, with respect to the businesses and financial condition of our customers. Our financial condition, results of operations, financial reporting, and reputation could be negatively affected if we rely on materially misleading, false, inaccurate, or fraudulent information.

Liquidity and Capital Risks

Our liquidity needs might adversely affect our financial condition and results of operations.

Our primary sources of liquidity are customer deposits, loan repayments and the sale or maturity of investment securities. Loan repayments are subject to credit risks. In addition, deposit levels may be affected by a number of factors, including interest rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. If market interest rates rise or our competitors raise the rates they pay on deposits, our funding costs may increase, either because we raise our rates to avoid losing deposits or because we lose deposits and must rely on more expensive sources of funding. Higher funding costs could reduce our net interest margin and net interest income and could have a material adverse effect on our business, financial condition, results of operations and cash flows from operations.

We may be required to rely, from time to time, on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations or support growth. We have a line of credit in place with the Federal Home Loan Bank (“FHLB”) of Cincinnati that we believe, when combined with our correspondent bank lines of credit, access to the brokered certificate of deposit market, and our cash and cash equivalents, is adequate to meet our liquidity needs for the foreseeable future. However, there can be no assurance that these arrangements will be sufficient to meet future liquidity needs, particularly if loan demand grows faster than anticipated.

The Company is an entity separate and distinct from the Bank and depends on the issuance of capital stock and borrowings, as well as dividends from the Bank, for liquidity.

We may be materially and adversely affected by the creditworthiness and liquidity of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional customers. Many of these transactions expose us to credit risk in the event of a default by, or questions or concerns about the creditworthiness of, a counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could have a material adverse effect on us.

Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

While the Company, as a bank holding company with less than $3 billion in total consolidated assets, is currently treated as a “small bank holding company” under Federal Reserve policy and is not subject to the Federal Reserve’s consolidated risk-based capital and leverage rules at the holding company level, federal and state bank regulators require the Bank to maintain certain levels of capital to support operations. As of December 31, 2025, the Bank’s regulatory capital ratios were at “well-capitalized” levels under applicable regulatory guidelines. Growth in Bank assets (either organically or as a result of acquisitions) at rates in excess of the rate at which Bank capital is increased through retained earnings, or significant losses, including as a result of selling investment securities that are in a loss position at the time of sale, will reduce the Bank’s capital ratios unless we continue to increase capital. Additionally, if the Company reaches $3 billion in total consolidated assets, we will become subject to the Federal Reserve’s consolidated risk-based capital and leverage rules at the holding company level. Our failure to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject us to a variety of enforcement remedies available to federal and state regulatory authorities and would negatively impact our ability to pursue acquisitions or other expansionary activities, including the opening of new branch locations.

We may need to raise additional capital (including through the issuance of common or preferred stock or additional Tier 2 capital instruments) in the future to provide us with sufficient capital resources (or replace expiring capital instruments) and liquidity to meet our commitments and business needs or in connection with our growth or as a result of deterioration in our asset quality. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by negative perceptions of our business or prospects, changes in the capital markets and deteriorating economic and market conditions. The Bank generally is required to obtain regulatory approval in order to pay dividends to the Company unless the amount of such dividends does not exceed its net income for the calendar year in which the dividends are paid plus retained net income for the preceding two years. Any restriction on the ability of the Bank to pay dividends to the Company could impact the Company’s ability to pay dividends on its capital stock or its ability to pay principal or interest on its indebtedness.

Unexpected changes in capital requirements resulting from regulatory actions could require us to raise capital at a time, and at a price, that might be unfavorable or could require that we forego continuing growth or reduce our current loan portfolio. We cannot assure you that access to capital will be available to us in needed amounts or on acceptable terms or at all. Any occurrence that may limit our access to the capital markets may materially and adversely affect our capital costs and our ability to raise capital and/or debt and, in turn, our liquidity. If we cannot raise additional capital when needed, our ability to expand through internal growth or acquisitions or to continue operations at then-current levels could be impaired. Factors that could adversely affect our ability to raise additional capital or other necessary funding include conditions in the capital markets, our financial performance, our credit ratings, regulatory actions and general economic conditions. Increases in our cost of capital, including increased interest or dividend requirements, could have a direct adverse impact on our operating performance and our ability to achieve our growth objectives.

Operational and Market Risks

Our business is concentrated in, and largely dependent upon, the continued growth of, and economic conditions in, the markets where we operate.

Our operations are primarily in Tennessee and Kentucky, with a recent expansion into North Carolina. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in these areas. Although customers’ business and financial interests may extend outside of these areas, adverse economic conditions in these areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans and affect our ability to attract deposits. Adverse changes in the economic conditions in one or more of our local markets could negatively affect our results of operations and our profitability, could affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for credit losses. Economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services. Any of these factors could adversely affect our financial condition, results of operations and cash flows. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Negative developments in the U.S. economy and local economies in our primary markets may adversely impact our results in the future.

Our financial performance is highly dependent on the business environment in the markets where we operate and in the U.S. as a whole. Unfavorable or uncertain economic and market conditions can be caused by numerous factors including declines in economic growth, business activity, investor or business confidence, or consumer sentiment, limitations on the availability or increases in the cost of credit and capital, increases in inflation or interest rates, natural disasters, international trade disputes and retaliatory tariffs, supply chain disruptions, labor shortages, terrorist attacks, global pandemics, acts of war, or a combination of these or other factors. Inflation rose sharply at the end of 2021 and continued at heightened levels throughout 2022 and much of 2023, and while inflation started to ease at the end of 2023 and throughout much of 2024 and 2025, inflationary pressures remain and prices are currently expected to remain elevated for many goods and services in the near term. We believe that it is possible that we will, along with our customers, continue to experience an uneven or declining economic environment in 2026 for many of the same reasons. A worsening of business and economic conditions (including as a result of escalating geopolitical tensions around the world, including hostilities in the Middle East, the ongoing conflict in Ukraine and the evolving crisis in Venezuela), or persistent inflationary pressures, and actions taken by the Federal Reserve in response thereto, or supply chain disruptions or labor shortages, generally or specifically in the principal markets in which we conduct business, could have adverse effects, including the following:

●	a decrease in deposit balances or the demand for loans and other products and services we offer;

●	an increase in the number of borrowers who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us, which could lead to higher levels of nonperforming assets, net charge-offs and provisions for credit losses;

●	a decrease in the value of loans and other assets secured by real estate;

●	a decrease in net interest income from our lending and deposit gathering activities; and

●	an increase in competition from financial services companies.

There can be no assurance that economic conditions will improve in the near term or that economic conditions will not worsen. Deteriorating economic conditions could adversely affect our business, financial condition, and results of operations.

In addition, over the last several years, the federal government has shut down periodically, in some cases for prolonged periods. It is possible that the federal government may shut down again in the future, particularly in light of the country’s political climate. If a prolonged government shutdown occurs, it could significantly impact business and economic conditions generally or specifically in our principal markets, which could have a material adverse effect on our results of operations and financial condition.

As a community bank, our ability to maintain our reputation is critical to the success of our business, and our failure to do so may materially adversely affect our performance.

Our reputation is one of the most valuable components of our business. As such, we strive to conduct business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to customers, and caring about customers and associates and maintaining our credit culture. Any damage to our reputation, whether arising from regulatory, supervisory or enforcement actions, matters affecting our financial reporting or compliance with SEC and exchange listing requirements, negative publicity, the way in which we conduct our business or other factors, could strain our existing relationships and make it difficult for us to develop new relationships. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results may be materially and adversely affected.

As a community banking institution, we have smaller lending limits and different lending risks than certain of our larger, more diversified competitors.

We are a community banking institution that provides banking services to the local communities in the market areas in which we operate. Our ability to diversify economic risks is limited by our local markets and economies. We lend primarily to individuals and small to medium-sized businesses, which may expose us to greater lending risks than those of banks that lend to larger, better-capitalized businesses with longer operating histories. These small to medium-sized businesses and entrepreneurs may have fewer financial resources in terms of capital or borrowing capacity and less developed internal controls and financial reporting than larger entities. If economic conditions negatively impact our markets generally and small to medium-sized businesses are adversely affected, our financial condition and results of operations may be negatively affected. In addition, our legally mandated lending limits are lower than those of certain of our competitors that have more capital than we have. These lower lending limits may discourage borrowers with lending needs that exceed our limits from doing business with us.

Our business success and growth depend significantly on key management personnel and our ability to attract and retain key people.

We depend heavily upon our senior management team. Our success and growth depend, in large part, on our ability to attract and retain key people with customer relationships. We compete with other financial services companies for personnel primarily on the basis of compensation and benefits, support services and financial position. Intense competition exists for key employees with demonstrated ability, and we may be unable to hire or retain such employees. Further, our principal executive offices are located in a small city in a relatively rural part of the country, making it difficult to recruit employees from larger metropolitan areas. The loss of the services of a member of our senior management team, or an inability to attract other experienced banking personnel, could adversely affect our business. Some of these adverse effects could include the loss of personal contacts with existing or potential customers and the loss of special technical knowledge, experience, and skills of individuals who are responsible for our operations.

Additionally, any failure to adequately plan for and manage succession of key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on our business and results of operations. While we have succession plans in place and employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.

We operate in a highly competitive industry and face significant competition from other financial institutions and financial services providers, which may impair our growth or profits.

Consumer and commercial banking are highly competitive industries. Our market areas contain not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, as well as savings and loan associations, savings banks, and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds, and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of these competitors may have a longer history of successful operations in our market areas and greater ties to local businesses and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints, and lower cost structures than us. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations at more convenient sites, to conduct more extensive promotional and advertising campaigns, or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services, than we can offer. For example, competitors with lower costs of capital may solicit our customers to refinance their loans with lower interest rates. Larger institutions may also have the advantage of being perceived by the public as more secure in times of financial uncertainty. Further, increased competition among financial services companies, due to the recent consolidation of certain competing financial institutions, may adversely affect our ability to market products and services. Technology has lowered barriers to entry and made it possible for banks to compete in our market areas without a retail footprint by offering competitive rates and for non-banks to offer products and services traditionally provided by banks.

The financial services industry could become even more competitive as a result of legislative, regulatory, and technological changes and continued consolidation. Banks, securities firms, and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting), and merchant banking.

Our ability to compete successfully depends on a number of factors, including:

●	our ability to develop, maintain, and build upon long-term customer relationships based on quality service and high ethical standards;

●	our ability to attract and retain qualified employees to operate our business effectively;

●	our ability to expand our market position;

●	the scope, relevance, and pricing of products and services that we offer to meet customer needs and demands;

●	the rate at which we introduce new products and services relative to our competitors;

●	customer satisfaction with our level of service; and

●	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition, and results of operations.

Our business may suffer if there are significant declines in the value of real estate.

The market value of real estate can fluctuate significantly in a short period of time, including as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the value of the security anticipated when we originated the loan, which in turn could have an adverse effect on our allowance and provision for credit losses and our financial condition, results of operations and liquidity.

Most of our foreclosed assets are comprised of real estate properties. We carry these properties at their estimated fair values less estimated selling costs. While we believe the carrying values for such assets are reasonable and appropriately reflect current market conditions, there can be no assurance that the values of such assets will not further decline prior to sale or that the amount of proceeds realized upon disposition of foreclosed assets will approximate the carrying value of such assets. If the proceeds from any such dispositions are less than the carrying value of foreclosed assets, we will record a loss on the disposition of such assets, which in turn could have an adverse effect on our results of operations.

Compared to national financial institutions, we are less able to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Moreover, we cannot give any assurance that we will benefit from any market growth or the return of more favorable economic conditions in our primary market areas if the same do occur.

Our selection of accounting policies and methods may affect our reported financial results.

Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, which may result in us reporting materially different results than would have been reported under a different alternative.

Certain accounting policies are critical to presenting our financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the uncertainty of estimates involved in these matters, we may be required to do one or more of the following: significantly increase our allowance for credit losses or sustain loan losses that are significantly higher than the reserve provided; recognize significant impairment on goodwill and other intangible asset balances; reduce the carrying value of an asset measured at fair value; or significantly increase our accrued tax liability. Any of these could have a material adverse effect on our business, financial condition or results of operations.

We currently invest in BOLI and may continue to do so in the future.

Our BOLI policies totaled $46.6 million at December 31, 2025. BOLI is an illiquid long-term asset that provides tax savings because cash value growth and life insurance proceeds are not taxable, subject to certain exceptions. However, if we needed additional liquidity and converted the BOLI to cash, such transaction would be subject to ordinary income tax and applicable penalties. We are also exposed to the credit risk of the underlying securities in the investment portfolio and to the insurance carrier’s credit risk (in a general account contract). If BOLI was exchanged to another carrier, additional fees would be incurred and a tax-free exchange could only be done for insureds that were still actively employed by us at that time. There is interest rate risk relating to the market value of the underlying investment securities associated with the BOLI in that there is no assurance that the market value of these securities will not decline. If the market value of these securities did decline, and we restructured them to obtain securities with improved yields, we may incur losses and penalties in connection with such restructuring. Investing in BOLI exposes us to liquidity, credit and interest rate risk, which could adversely affect our results of operations, financial condition, and liquidity.

The internal controls that we have implemented in order to mitigate risks inherent to the business of banking might fail or be circumvented.

Management regularly reviews and updates our internal controls and procedures that are designed to manage the various risks in our business, including among others, credit, market, liquidity, fraud, operational, capital, cybersecurity, compliance, strategic and reputational risk. No system of controls, however well-designed, implemented and operated, can provide absolute assurance that the objectives of the system will be met. If there were a failure of such a system, or if a system were circumvented, we could suffer unexpected losses and become subject to regulatory consequences, as a result of which our business, financial condition, results of operations or prospects could be materially and adversely affected.

Changes in accounting standards could materially impact our financial statements.

From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict, and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in a need to revise or restate prior period financial statements.

Severe weather, natural disasters, pandemics, epidemics, acts of war or terrorism or other external events could have significant effects on our business.

Severe weather and natural disasters, including hurricanes, tornados, droughts and floods, wildfires, epidemics and pandemics, acts of war or terrorism or other external events could have a significant effect on our ability to conduct business. Such disasters could disrupt our operations or the operations of customers or third parties on which we rely. Such disasters could result in market volatility or negatively impact our customers’ ability to repay outstanding loans, result in rapid deposit outflows, cause supply chain and/or distribution network disruptions, cause technology interruptions or outages, damage collateral or result in the deterioration of the value of collateral or insurance shortfalls. Although management has established disaster recovery and business continuity policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Additionally, climate change concerns could result in transition risk. Changes in consumer preferences or technology and additional legislation and other legal requirements, including those associated with the transition to a low-carbon economy, could restrict the scope of our or our customers’ existing businesses, amplify credit and market risks, disproportionately impact certain of our customers, like those that own and/or operate trucking companies, negatively impact asset values, increase expenses, including as a result of strategic planning and technology and market changes, and/or otherwise adversely impact us, our business or our customers.

Our response to climate change, our climate change strategies, policies and disclosure, and/or our ability to achieve any climate-related goals or commitments that we may make (which are subject to risks and uncertainties, many of which are outside of our control) could result in reputational harm as a result of negative public sentiment, regulatory scrutiny, litigation and reduced investor and stakeholder confidence.

The implementation of other new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts. In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of the initiative and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including, as necessary, hiring experienced management to oversee the implementation of the initiative. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service offering. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Risks Related to Acquisition and Other Expansionary Activity

We may grow through mergers or acquisitions and other future expansionary activity, which strategy may not be successful or, if successful, may result in additional risks.

As part of our ongoing strategic plan, we may consider expansion into adjacent markets. Such expansion might take the form of the establishment of de novo branches or the acquisition of existing banks or bank branches. We face significant competition from numerous other financial services institutions, many of which will have greater financial resources or more liquid securities than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions.

There are considerable costs associated with opening new branches, and new branches generally do not generate sufficient revenues to offset costs until they have been in operation for some time. These types of expansions, including de novo expansions, involve various substantial risks, including:

Management of Growth. We may be unable to successfully:

●	maintain loan quality in the context of significant loan growth;

●	identify and expand into suitable markets;

●	obtain required regulatory and other approvals;

●	identify and acquire suitable sites for new banking offices;

●	attract sufficient deposits and capital to fund anticipated loan growth;

●	recruit seasoned professionals with significant experience and established books of business that fit within our professional culture and are able to move their customer relationships to the Bank in the time periods and amounts that we believed were possible when we hired those persons;

●	maintain adequate common equity and regulatory capital;

●	scale our technology platform and operational infrastructure;

●	avoid diversion or disruption of our existing operations or management as well as those of an acquired institution;

●	integrate with our operations the operations of an acquired institution;

●	maintain adequate management personnel and systems to oversee and support such growth;

●	maintain adequate internal audit, loan review, risk management and compliance functions; or

●	implement additional policies, internal controls, procedures and operating systems required to support and monitor the risk associated with such growth.

Results of Operations. There is no assurance that existing banking offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. If we are unable to grow our revenues in amounts necessary to support a higher expense base, our results of operations will be negatively impacted. Our growth strategy necessarily entails growth in overhead expenses as we add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to evaluate opportunities to increase the number and concentration of our offices, particularly in our newer markets.

Development of Offices. There are considerable costs involved in opening banking offices (particularly those in new markets), and new offices generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new banking offices we establish, including those we plan to establish in the markets to which we have expanded or announced plans to expand, can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in the markets. Our expenses could be further increased if we encounter delays in opening any of our new banking offices, including as a result of per mitting challenges, supply chain disruptions and labor challenges like those affecting the construction industry over the last few years, or regulatory actions or delays. We may be unable to accomplish future office expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure or inability to receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated construction or merger and acquisition costs or other factors. Finally, we have no assurance any office will be successful even after it has been established or acquired, as the case may be.

Regulatory and Economic Factors. Our growth and expansion plans may be adversely affected by a number of regulatory or economic developments or other events. Failure or inability to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering into new, or expanding in our existing, markets or allow competitors to gain or retain market share in our existing markets.

Infrastructure and Controls. We may not successfully implement improvements to, or integrate, our information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our systems, controls and procedures must be able to accommodate an increase in transaction volume and the infrastructure that comes with new products, offices, markets or any combination thereof. Thus, our growth strategy may divert management from our existing operations and may require us to incur additional expenditures to expand our administrative and operational infrastructure, which may adversely affect earnings, shareholder returns, and our efficiency ratio.

Failure to successfully address these and other issues related to our recent expansions or future expansionary activity could have a material adverse effect on our financial condition and results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations and financial condition could be materially and adversely affected.

If we cannot maintain our “satisfactory” rating under the CRA, we may face restrictions on our operations and limitations on our ability to pursue certain strategic opportunities.

Financial institutions are periodically reviewed pursuant to the CRA and its implementing regulations and receive a rating based on their performance in helping to meet the credit needs of the communities they serve, including low- and moderate-income neighborhoods. During our most recent CRA examination, we received a “satisfactory” CRA rating. If we are unable to maintain at least a “satisfactory” CRA rating, we could be subject to restrictions on certain expansionary activities, including certain mergers and acquisitions and the establishment and relocation of bank branches, and lose access to expedited processing of applications to undertake certain activities.

A less than “satisfactory” CRA rating could also have an impact on our relationships with certain states, counties, municipalities or other public agencies to the extent applicable law, regulation or policy limits whether such entities may do business with a bank that has a less than “satisfactory” CRA rating and, in general, could negatively affect our reputation, business, financial condition and results of operations. Further, if we fail to satisfactorily comply with the CRA, the Federal Reserve could take certain actions against us, including the issuance of an informal or formal enforcement action or the assessment of civil money penalties.

Acquisitions may disrupt our business and dilute shareholder value, and integrating acquired companies may be more difficult, costly, or time-consuming than we expect.

Our business strategy focuses on organic growth, including new hires and facilities, and growth through acquisitions of other financial institutions. Our pursuit of acquisitions may disrupt our business, and common stock that we may potentially issue as consideration in such acquisitions may dilute the book value or market value of your investment, especially since an acquisition frequently involves the payment of a premium over book and market values. In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions.

In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following:

●	incurring time and expense associated with identifying and evaluating potential acquisition targets and negotiating potential transactions, resulting in management’s attention being diverted from the operation of our existing business;

●	using inaccurate estimates and judgments to evaluate credit, operations, management, and market risks with respect to target institutions or the assets and liabilities that we seek to acquire;

●	exposure to potential asset quality issues of target institutions;

●	intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we have;

●	potential exposure to unknown or contingent liabilities of banks and other businesses we may acquire, including without limitation liabilities for regulatory and compliance issues;

●	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and other projected benefits of an acquisition;

●	incurring time and expenses required to integrate the operations and personnel of the combined businesses;

●	inconsistencies in standards, procedures, and policies that would adversely affect our ability to maintain relationships with customers and employees;

●	experiencing higher operating expenses relative to operating income from new operations, creating an adverse short-term effect on our results of operations;

●	losing key employees and customers;

●	the costs of, time incurred to and risk of converting financial and customer data;

●	the poor, slow or unsuccessful integration of acquired customers into financial and customer product systems;

●	potential changes in banking or other laws or regulations that may affect target institutions; or

●	risks of marking assets and liabilities to current market values, and possible future impairment of goodwill and other intangibles resulting from acquisitions.

If difficulties arise with respect to the integration process for acquisitions, the economic benefits expected to result from those acquisitions might not occur during the timeframes we expect, or at all. As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to move their business to other financial institutions. Failure to successfully integrate financial institutions and other businesses that we acquire could have an adverse effect on our profitability, return on equity, or return on assets or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition, and results of operation.

Our financial performance will be negatively impacted if we are unable to execute our growth strategy.

Our current growth strategy is to grow organically, including through new hires and facilities, supplemented with select acquisitions. Our ability to grow organically depends primarily on generating loans and deposits of acceptable risk and expense, and we may not be successful in continuing this organic growth. Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel, and fund growth at a reasonable cost depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, and changes in banking laws and regulations, among other factors. Conversely, if we grow too quickly and are unable to control costs and maintain asset quality, such growth, whether organic or through select acquisitions, could materially and adversely affect our financial condition and results of operations.

Our historical growth rate and performance may not be indicative of our future growth or financial results.

We may not be able to sustain our past rate of growth or grow our business at all. Consequently, our past operating results will not necessarily be indicative of our future operations.

If the communities in which we operate do not grow, or if the prevailing economic conditions locally or nationally are less favorable than we have historically realized, then our ability to implement our business strategies may be adversely affected and our actual growth and financial performance may materially change.

Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas even if they do occur. If our senior management team is unable to provide the effective leadership necessary to implement our strategic plans, including the successful integration of any acquired financial institutions, our actual financial performance may be materially and adversely different from our expectations and goals. Additionally, to the extent that any component of our strategic plan requires regulatory approval, if we are unable to obtain necessary approvals without material adverse conditions, or at all, we will be unable to completely implement our strategy, which may adversely affect our actual growth and results of operations and financial condition. The inability to successfully implement our strategic plan could adversely affect the price of our common stock.

Risks Related to Technology and Cybersecurity

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures or interruptions or breaches of security could have a material adverse effect on our financial condition and results of operations, as well as cause legal or reputational harm.

We are dependent upon information technologies, computer systems and networks, including those we maintain and those maintained and provided to us by third parties, to conduct operations and are reliant on technology to help increase efficiency in our business. Any of these could become unavailable or impaired due to a variety of causes, including storms and other natural disasters, terrorist attacks, fires, phishing schemes, social engineering, utility outages, internal or external theft or fraud, design defects, human error, misconduct or complications or failures encountered as existing systems are maintained, replaced or upgraded. For example, our financial, accounting, data processing, or other operating or security systems or infrastructure or those of third parties upon which we rely may fail to operate properly or become compromised, disabled or damaged, which could adversely affect our ability to process transactions or provide services. In the event that backup systems are utilized, they may not process data as quickly as our primary systems and we may experience data losses in the course of recovery. We continuously update the systems on which we rely to support our operations and growth and to remain compliant with all applicable laws, rules and regulations. This updating entails significant costs and creates risks associated with implementing new systems and integrating them with existing ones, including business interruptions that may occur in the course of implementation or integration. We maintain a system of internal controls and security to mitigate the risks of many of these occurrences and maintain insurance coverage for certain risks; however, should an event, including a cyberattack (including a ransomware attack), occur that is not prevented or detected by our internal controls, causes an interruption, degradation or outage in service, causes us to pay a ransom fee, or is uninsured against or in excess of applicable insurance limits, such occurrence could have an adverse effect on our business and our reputation, which, in turn, could have a material adverse effect on our financial condition, results of operations and liquidity.

Our operations rely on the secure processing, storage and transmission of confidential, proprietary, personal and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. We provide our customers the ability to bank remotely, including over the Internet and through their mobile devices. The secure transmission of confidential information is a critical element of remote and mobile banking. Our network, and the systems of parties with whom we contract or on which we rely, as well as those of our customers and regulators, could be vulnerable to unauthorized access, computer viruses, phishing schemes, social engineering, spam attacks, ransomware attacks, human error, natural disasters, power loss and other security breaches. Sources of attacks vary and may include hackers, disgruntled employees or vendors, organized crime, terrorists, foreign governments, corporate espionage and activists. In recent periods, there continues to be a rise in electronic fraudulent activity (including wire fraud), security breaches and cyberattacks within the financial services industry, especially in the commercial banking sector due to cyber criminals targeting commercial bank accounts or seeking to infiltrate legitimate transactions. We believe these types of efforts will continue to increase in frequency and in their level of sophistication. We have established policies, processes, and procedures to identify, measure, monitor, mitigate, report, and analyze risks associated with fraud, and we continue to invest in systems, resources, and controls to detect and prevent it. There are inherent limitations, however, to our risk management strategies, systems, and controls as they currently exist or may develop in the future. We may not appropriately anticipate, monitor, or identify these risks. If our risk management framework proves ineffective in connection with any fraudulent activity, we could suffer unexpected losses, we may have to expend resources detecting and correcting failures in our systems, and we may be subject to potential claims from third parties and government agencies. We may also suffer reputational damage. Any of these consequences could adversely affect our business, financial condition, or results of operations.

Cybersecurity risks for banking organizations have significantly increased in recent years in part because of the proliferation of new technologies and the widespread use of the internet and telecommunications technologies to conduct financial transactions. Cybersecurity risks may increase in the future as we continue to increase our mobile-payment and other internet-based product offerings and expand our internal use of web-based and cloud-based products and applications. Even the most advanced internal control environment may be vulnerable to compromise. Targeted social engineering attacks are becoming more prevalent and sophisticated and are extremely difficult to prevent. AI, including generative AI machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content, is further increasing risks in this area, including by making fraud detection more difficult, particularly with detection devices that use voice recognition or authentication. The techniques used by bad actors change frequently, may not be recognized until launched and may not be recognized until well after a breach has occurred. Additionally, the existence of cyberattacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner. Consistent with industry trends, we remain at risk for attempted electronic fraudulent activity, as well as attempts at security breaches and cybersecurity-related incidents. Cloud technologies are also critical to the operation of our systems, and our reliance on cloud technologies is growing. Service disruptions in cloud technologies or intrusion into those of our systems hosted on cloud-based technologies may lead to unauthorized access of, delays in accessing, or the loss of data that is important to our businesses and may hinder our customers’ access to our products and services, which would negatively impact our operations which in turn could have a material adverse effect on our financial condition, results of operations and liquidity.

We spend significant capital and other resources to protect against the threat of security breaches and computer viruses, and we may be required to spend significant capital and other resources to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our vendors, regulators or customers involve the storage and transmission of confidential information, security breaches (including breaches of security of customer, vendor or regulatory systems and networks) and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent or promptly detect security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and retain customers. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

We utilize both internally hosted and outsourced external vendor managed systems for our data processing needs. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions, including as a result of viruses or other attacks. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and generally provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition, results of operations and liquidity.

We also face the risk of operational disruption, system failures, or capacity constraints of any of the third parties that facilitate our business activities, including vendors, exchanges, and other financial intermediaries. Such parties could also be the source or cause of an attack on, or breach of, our operational systems, data or infrastructure, and could disclose such attack or breach to us in a delayed manner or not at all. In addition, we may be at risk of an operational failure with respect to our customers’ systems. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats and the continued uncertain global and political economic environment.

As cybersecurity threats continue to evolve, we will likely expend significant additional resources to continue to modify or enhance our protective measures, investigate and remediate any information security vulnerabilities, or respond to any changes to state or federal regulations, policy statements or laws concerning data breaches, information systems or security. Any failure to maintain adequate security over our information systems, our technology-driven products and services or our customers’ personal and transactional information could negatively affect our business and our reputation and result in fines, penalties, or other costs, including litigation expenses and/or additional compliance costs, all of which could have a material adverse effect on our financial condition, results of operations and liquidity. Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business. A successful penetration or circumvention of system security could result in negative consequences for us, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, and could adversely impact our financial condition, results of operations and liquidity.

We continually encounter technological change and may have fewer resources than our competitors to continue to invest in technological improvements.

The banking and financial services industries are undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to enhancing the level of service provided to customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of customers by using technology to provide products and services that enhance customer convenience and satisfaction and create additional efficiencies in operations. In connection with implementing new technology enhancements or products in the future, we may experience certain operational challenges (e.g., human error, system error, incompatibility, etc.) which could result in us not fully realizing the anticipated benefits from such new technology enhancements or products or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors have substantially greater resources to invest in technological improvements and have invested significantly more than us in technological improvements. As a result, they may be able to offer additional or more convenient products or services compared to those that we will be able to provide, which would put us at a competitive disadvantage. Accordingly, we may not be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers, which could impair our growth and profitability.

The adoption of AI tools by us and our third-party vendors and service providers may increase the risk of errors, omissions, unfair treatment or fraudulent behavior by our employees, customers or counterparties, or other third parties.

Our adoption of AI for limited internal use has increased our efficiency, and we expect to continue to adopt such tools as appropriate. In addition, we expect our third-party vendors and service providers to increasingly develop and incorporate AI into their product offerings faster than we are able to do so independently. There are significant risks involved in utilizing AI and no assurance can be provided that our or our third-party vendors’ or service providers’ use of AI will enhance our or our third-party vendors’ or service providers’ products or services or produce the intended results. The adoption and incorporation of such tools can lead to concerns around safety and soundness, fair access to financial services, fair treatment of consumers and compliance with applicable laws and regulations. Such risk can result from models being poorly designed or faulty data being used, inadequate model testing or validation, narrow or limited human oversight, inadequate planning or due diligence, inappropriate or controversial data practices by developers or end-users, and other factors adversely affecting public opinion of AI and the acceptance of AI solutions. Furthermore, given the pace of rapid adoption of such tools by vendors and service providers, we may not be aware of the addition of AI solutions prior to such tools being introduced into our environment. Failure to adequately manage AI risks, particularly generative AI, can result in erroneous results and decisions made by misinformation, unwanted forms of bias, unauthorized access to sensitive, confidential, proprietary or personal information and violations of applicable laws and regulations, leading to operational inefficiencies, competitive harm, reputational harm, ethical challenges, legal liability, losses, fines and other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which the AI tools we use rely, or to use the output of such AI tools, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights or contracts to which we are a party.

In addition, regulation of AI is rapidly evolving as federal and state legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws and regulations, including intellectual property, data privacy and cybersecurity, consumer protection, competition, equal opportunity and fair lending laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws and regulations. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states are applying, or are considering applying, existing laws and regulations to AI or are considering general legal frameworks for AI. For example, in December 2025, President Trump signed an executive order aimed at preventing varied state AI regulations and calling for a legislative proposal for a uniform federal AI framework to preempt state AI laws. The executive order directed the U.S. Attorney General to establish an AI Litigation Taken Force within the U.S. Department of Justice (the“DOJ”) to challenge state AI laws, required the Secretary of Commerce to evaluate restricting funding for states with onerous AI regulations and directed certain federal agencies to consider preemption of existing state AI laws. While the content and impact of any future federal or state AI laws or regulations are unclear, such future AI laws and regulations may pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our operations or offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Moreover, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI. Our use of AI could give rise to legal or regulatory action, increased scrutiny or liability, damage our reputation or otherwise materially harm our business. Additionally, if we fail to keep pace with rapidly evolving AI technological developments, our competitive position and business results may be negatively impacted.

Legal, Regulatory and Compliance Risks

We are subject to extensive regulation in the conduct of our business, which imposes additional costs on us and adversely affects our profitability.

The Company and the Bank are subject to extensive federal and state regulation and supervision. As a bank holding company, the Company is subject to federal regulation under the BHC Act, and the examination and reporting requirements of the Federal Reserve. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Banking regulations are primarily intended to protect depositors, the deposit insurance fund, and the banking system as a whole, and not shareholders or creditors. These regulations affect lending practices, capital structure, capital levels, investment practices, dividend policy, and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

Legislation and regulation with respect to our industry has increased in recent years, and supervision and regulation may continue to expand in scope and complexity, even though the Trump administration has indicated a willingness to reduce the regulatory burden for financial institutions, particularly small institutions such as ours. Changes to statutes, regulations or regulatory policies, including changes in the interpretation or implementation of statutes, regulations or regulatory policies, or the issuance of new supervisory guidance, could affect us in substantial and unpredictable ways and could subject us to additional costs, restrict our growth, limit the products and services we may offer or limit the pricing for banking products or services. Establishing systems and processes to achieve compliance with applicable laws and regulations increases our costs and could limit our ability to pursue business opportunities. We also may be required to invest significant management attention and resources to evaluate and make any changes necessary to comply with new or additional laws or regulations impacting our business or that of the Bank. This allocation of resources, as well as any failure to comply with applicable requirements, may negatively impact our financial condition and results of operations.

Federal and state banking agencies periodically conduct examinations of our business, including our compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

We are subject to supervision and regulation by banking agencies that periodically conduct examinations of our businesses, including our compliance with applicable laws and regulations. We and any of our nonbanking subsidiaries are subject to supervision and periodic examination by the Federal Reserve. The Bank is subject to supervision and periodic examination by the Federal Reserve and the TDFI. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for loan losses, asset quality, earnings prospects, management, liquidity, or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any applicable law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the asset composition of our portfolio or balance sheet, to assess civil monetary penalties against us or our officers or directors, to restrict or limit our branching or acquisition activity, to remove officers and directors, and, if it is concluded that existing conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to any such regulatory action, it could have a material adverse effect on our business, financial condition, and results of operations. See “Supervision and Regulation.”

Federal, state and local consumer lending laws may restrict our ability to originate certain mortgage loans or increase our risk of liability with respect to such loans and could increase our cost of doing business.

Federal, state and local laws have been adopted that are intended to eliminate certain lending practices considered “predatory.” These laws prohibit practices such as steering borrowers away from more affordable products, selling unnecessary insurance to borrowers, repeatedly refinancing loans and making loans without a reasonable expectation that the borrowers will be able to repay the loans irrespective of the value of the underlying property. Loans with certain terms and conditions and that otherwise meet the definition of a “qualified mortgage” may be protected from liability to a borrower for failing to make the necessary determinations. In either case, we may find it necessary to tighten our mortgage loan underwriting standards in response to CFPB rules, which may constrain our ability to make loans consistent with our business strategies. It is our policy not to make predatory loans and to determine borrowers’ ability to repay, but applicable laws and related rules create the potential for increased liability with respect to our lending and loan investment activities, increase our cost of doing business and, ultimately, may prevent us from making certain loans and cause us to reduce the average percentage rate or the points and fees on loans that we do make.

We are subject to federal and state fair lending laws, and our failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The DOJ, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the payment of damages and civil money penalties, injunctive relief, and the imposition of restrictions on merger and acquisition and other expansionary activity, which could negatively impact our reputation, business, financial condition and results of operations.

We have a concentration in CRE lending that could cause our regulators to restrict our ability to grow.

We have a concentration in CRE loans that could cause our regulators to restrict our ability to grow. As a part of their regulatory oversight, the federal bank regulators have issued guidance with respect to a financial institution’s concentrations in CRE lending activities. This guidance was issued in response to the regulators’ concerns that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the CRE market. This guidance provides supervisory criteria, including numerical indicators, to assist in identifying institutions with potentially significant CRE loan concentrations that may warrant greater supervisory scrutiny, and also identifies certain concentration levels that, if exceeded, will expose an institution to additional supervisory analysis with regard to the institution’s CRE concentration risk. The guidance is designed to promote appropriate levels of capital and sound loan and risk management practices for institutions with a concentration of CRE loans, but the guidance does not limit CRE lending. In general, the guidance establishes the following supervisory criteria as preliminary indications of possible CRE concentration risk: (i) an institution’s total C&D and other land loans represent 100% or more of total capital or (ii) the institution’s total CRE loans represent 300% or more of the institution’s capital, and the institution’s CRE portfolio has increased by 50% or more during the prior 36 months. Pursuant to the guidance, loans secured by owner-occupied CRE are not included for purposes of the CRE concentration calculation. At December 31, 2025 and December 31, 2024, the Bank’s ratios of C&D and other land loans to total risk-based capital were 81.9% and 78.7%, respectively, and its ratios of total CRE loans excluding owner-occupied CRE loans (as defined in the guidance) to total risk-based capital were 322% and 304%, respectively. The three-year growth rates for the Bank’s CRE portfolio as of December 31, 2025 and December 31, 2024 were 60.5% and 75.4%, respectively. Given the level of, and recent growth in, CRE loans in our loan portfolio, our CRE loan portfolio, risk management practices, and capital levels may be subject to enhanced regulatory scrutiny. If our risk management practices relative to CRE lending or our capital levels are determined to be inadequate in light of the risks associated with our CRE loan portfolio, we may have to reduce our level of CRE lending and/or seek to increase capital to support our CRE lending function or undertake other remedial actions, any of which could have a material adverse effect on our business, financial condition and results of operations.

We face the risk of noncompliance with and enforcement actions related to the Bank Secrecy Act and other anti-money laundering laws and regulations.

The Bank Secrecy Act of 1970, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 and other laws and regulations require financial institutions to, among other things, institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The Financial Crimes Enforcement Network, established by the U.S. Department of the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of these requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the DOJ, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control related to U.S. sanctions regimes. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

FDIC deposit insurance assessments may materially increase in the future, which would have an adverse effect on our earnings and results of operations.

The Bank is a member of the FDIC, and the deposits of the Bank’s depositors are insured to the maximum amount provided by the FDIA, subject to the Bank’s payment of deposit insurance premiums to the FDIC. The FDIC calculates assessment rates applicable to the Bank based on a variety of factors, including capital adequacy, asset quality, management practices, earnings performance, liquidity, and sensitivity to market risk. Any deterioration of these factors could result in an increase in the Bank’s FDIC assessment rate. In addition, to maintain a strong funding position and restore the reserve ratios of the DIF following the 2008 financial crisis, the FDIC increased deposit insurance assessment rates generally and, in response to recent bank failures, charged special assessments applicable to certain FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments of FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our business, financial condition and results of operations.

The Bank is, and the Company may become, subject to regulatory capital requirements.

Applicable regulations require the Bank to maintain specific types and amounts of capital. Various components of the capital adequacy regulations applicable to the Bank are subject to qualitative judgments by banking regulators. The Bank is currently considered “well capitalized” under the existing regulatory framework. The Bank’s failure to remain in a “well capitalized” status could adversely affect customers’ confidence in the Bank, which could in turn adversely affect our ability to do business. In addition, the Bank’s failure to remain “well capitalized” could also result in restrictions imposed by banking regulators on the Bank’s growth, acceptance of brokered deposits and deposit rates, dividends, management compensation and other activities. Lack of customer confidence in the Bank or any such regulatory restrictions could have a material adverse effect on our financial condition and results of operations. Additionally, although the Company today is treated as a “small bank holding company” under Federal Reserve policy and is not subject to the Federal Reserve’s consolidated risk-based capital and leverage rules at the holding company level, if in the future the Company’s total consolidated assets equal or exceed $3 billion or the Company engages in significant nonbanking activities (either directly or through a nonbank subsidiary), conducts significant off-balance sheet activities (either directly or through a nonbank subsidiary) or has a material amount of debt or equity securities (other than trust preferred securities) outstanding that are registered with the SEC, the Company will become subject to the Federal Reserve’s consolidated risk-based capital and leverage rules at the holding company level, and our failure to comply with these capital requirements could subject us to a variety of regulatory enforcement actions and could materially and adversely affect our reputation, our ability to pursue acquisitions or other expansionary activities, and, generally, our business, financial condition and results of operations.

The Federal Reserve may require us to commit capital resources to support the Bank.

Federal law requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for a failure to commit resources to a subsidiary bank. A Bank capital injection may be required at times when we do not have the resources to provide it and, therefore, we may be required to borrow the needed funds or raise capital, even if further investment in the Bank is not otherwise warranted. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the bank holding company’s general unsecured creditors, including the holders of its note obligations. Accordingly, any borrowings by the Company in order to make a required capital injection into the Bank may be difficult and expensive and may adversely impact our cash flows, financial condition, results of operations and prospects.

We may need to raise additional capital in the future, including as a result of heightened regulatory capital requirements, but that capital may not be available, or available on favorable terms, when it is needed or may be dilutive to shareholders.

We are required by federal and state regulatory authorities to meet certain regulatory capital requirements. Institutions that seek acquisitions, such as us, are expected to maintain capital levels substantially above the regulatory minimums. New regulations implementing minimum capital standards could require financial institutions to maintain higher minimum capital ratios and may place a greater emphasis on common equity or tangible common equity as a component of “Tier 1 capital,” which consists generally of shareholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets. In order to support our operations and comply with applicable regulatory requirements, we may need to raise capital in the future. Our ability to raise additional capital will depend on various factors, including conditions in the capital markets at the time (which are outside of our control) and our financial condition and performance. The capital and credit markets have experienced significant volatility in recent years, and capital may not be available to us on reasonable terms, or at all, when needed. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If we cannot raise additional capital when needed, our financial condition and results of operations may be adversely affected and our banking regulators may subject us to regulatory enforcement actions as outlined above. Furthermore, our issuance of additional shares of common stock could dilute the economic ownership interests of our current shareholders.

The Company is an entity separate and distinct from the Bank.

The Company is an entity separate and distinct from the Bank. Company transactions with the Bank are limited by Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. We depend upon the Bank’s earnings and dividends from the Bank, the amount of which is limited by federal and state laws and regulations and regulatory policies, for cash to pay the Company’s obligations and to pay dividends to our shareholders. If the Bank’s ability to pay dividends to the Company becomes limited, the Company’s liquidity and financial condition could be materially and adversely affected.

Our ability to pay dividends is subject to restriction by various laws and regulations and other factors.

Both the Company and the Bank are subject to various regulatory restrictions relating to the payment of dividends. In addition, the Federal Reserve has the authority to prohibit bank holding companies from engaging in unsafe or unsound practices in conducting their businesses, which in some cases can include the payment of dividends. Federal and state laws and regulations and regulatory policies impacting the ability of the Bank and the Company to pay dividends are described in greater detail in “Supervision and Regulation — Payment of Dividends and Repurchases of Capital Instruments” and “Supervision and Regulation — Prompt Corrective Action and Other Consequences of Capital Adequacy.”

For the foreseeable future, the majority, if not all, of the Company’s revenue will be from dividends, if any, paid to the Company by the Bank. Accordingly, our ability to pay dividends is substantially dependent on the ability of the Bank to pay dividends to us. Furthermore, the present and future dividend policy of the Bank is subject to the discretion of the Bank’s board of directors.

We cannot guarantee that the Company or the Bank will be permitted by its financial condition or applicable laws, regulations, and regulatory policy to pay dividends or that the Bank’s board of directors will elect for the Bank to pay dividends to us, nor can we guarantee the timing or amount of any dividends actually paid.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in certain proceedings or litigation. Also, our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If the ultimate liability we incur in connection with any litigation, investigation or similar matter significantly exceeds our insurance coverage, it could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, and we may not be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

Risks Related to Our Common Stock

The Company’s ability to pay cash dividends is limited, and we may be unable to pay future dividends even if we desire to do so.

Even though our Board has approved the payment of cash dividends on our common stock in recent years, there can be no assurance as to whether or when we may pay dividends on our common stock in the future. Future dividends, if any, will be declared and paid at the discretion of our Board and will depend on a number of factors. Our principal source of funds used to pay cash dividends on our common stock will be dividends that we receive from the Bank. The Bank’s asset quality, earnings performance, liquidity, prospects and capital levels generally will be taken into account before the Bank’s board of directors declares or pays future dividends to the Company. Our Board will also consider the Company’s liquidity, prospects and capital levels when considering whether to declare and pay dividends on our common stock, and, to the extent there is available cash on hand, our Board could determine to declare and pay dividends without relying on dividend payments from the Bank.

Federal and state banking laws and regulations and state corporate laws restrict the amount of dividends we may declare and pay and that the Bank may declare and pay to the Company, which could limit our ability to pay dividends in the future even at times when we desire to do so.

The Company may also from time to time enter into contractual arrangements, including borrowing relationships with other financial institutions, that could limit the ability of the Company to pay dividends on its common stock in the future.

The requirements of being a public company may strain our resources and distract our management, which could make it difficult to manage our business, particularly after we are no longer an “emerging growth company” and a “smaller reporting company.”

We are required to comply with various regulatory and reporting requirements as a publicly traded company, including those of the SEC. Complying with these reporting and other regulatory requirements will be time-consuming and will result in increased costs to us and could have a negative effect on our business, financial condition and results of operations. Furthermore, as an “emerging growth company” and a “smaller reporting company,” we intend to take advantage of certain reduced regulatory and reporting requirements and our costs of being a public company will likely increase further once we no longer qualify as an “emerging growth company” or a “smaller reporting company.”

As a public company, we will be subject to the reporting requirements of the Exchange Act and the requirements of the Sarbanes-Oxley Act, as applicable. We are inexperienced with these reporting and accounting requirements and, as such, these requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and improve the effectiveness of our disclosure controls and procedures, we will need to commit significant resources, potentially hire additional staff and provide additional management oversight. We are currently implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. Sustaining our growth also will require us to commit additional management, operational and financial resources to identify new individuals to join our business and to maintain appropriate operational and financial systems to adequately support our expansion. These activities will likely divert management’s attention from other business concerns, including implementing our growth strategy, which could have a material adverse effect on our business, financial condition, results of operations and future growth.

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volumes, prices and times desired.

The market price of our common stock may be highly volatile, which may make it difficult for you to resell your shares at the volumes, prices and times desired. There are many factors that may impact the market price and trading volume of our common stock, including without limitation:

●	actual or anticipated fluctuations in our operating results, financial condition or asset quality;

●	changes in economic or business conditions;

●	the effects of, and changes in, tariff, trade, monetary and fiscal policies, including the interest rate policies of the Federal Reserve, or laws or regulations affecting us;

●	the public reaction to our press releases, our other public announcements and our filings with the SEC;

●	changes in accounting standards, policies, guidance, interpretations or principles;

●	recommendations or lack thereof by securities analysts;

●	publication of research reports about us, our competitors, or the financial services industry generally, or changes in, or failures to meet, securities analysts’ estimates of our financial and operating performance, or the lack of research reports by industry analysts or industry analysts ceasing to cover us;

●	changes in market valuations or earnings of companies that investors deem comparable to us;

●	the trading volume of our common stock;

●	future issuances or sales by us of our common stock or other securities;

●	future sales of our common stock by our directors, executive officers or principal shareholders;

●	additions or departures of key personnel;

●	perceptions in the marketplace regarding our competitors and us;

●	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting our business, or enforcement of these laws or regulations;

●	new technology used, or services offered by, competitors;

●	additional investments from third parties;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;

●	other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services;

●	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core markets or the financial services industry; and

●	geopolitical conditions such as acts or threats of terrorism or war, pandemics, military conflicts, tariffs or trade wars.

In particular, the realization of any of the risks described in the “Risk Factors” section of this Report could have a material adverse effect on the market price of our common stock and cause the value of your investment to decline. The stock market and, in particular, the market for financial institution stocks have at times experienced substantial fluctuations in recent years, which in many cases have been unrelated to the operating performance and prospects of particular companies. In addition, significant fluctuations in the trading volume in our common stock may cause significant price variations to occur. Increased market volatility could have an adverse effect on the market price of our common stock, which could make it difficult for you to sell your shares at the volumes, prices and times desired.

We have shareholders who own significant portions of our common stock and those shareholders’ interests may differ from those of our other shareholders.

A relatively large percentage of our outstanding common stock is currently beneficially owned by each of Robertson Holding Company, L.P. (“Robertson Holding Co.”) (approximately 16.9%) and Unified Shares, LLC (“Unified Shares”) (approximately 8.5%). While neither Robertson Holding Co. nor Unified Shares has Board representation or other similar rights not shared by our other shareholders, this concentration of ownership will result in Robertson Holding Co. and Unified Shares having a strong influence on corporate actions requiring shareholder approval, including the following actions:

●	the election of our directors;

●	the amendment of our charter or bylaws (to the extent shareholder approval of the amendment is required);

●	a merger, sale of assets or other corporate transaction (to the extent shareholder approval of the transaction is required); and

●	any other matter submitted to our shareholders for a vote.

Although Robertson Holding Co. and Unified Shares have no plans or arrangements to form a “group,” should they in the future decide to form a group together, or with another large shareholder or group of shareholders, we could become a “controlled company.” Under applicable Nasdaq rules, a “controlled company” may elect not to comply with certain corporate governance requirements, which could cause our common stock to be less attractive to certain investors or otherwise harm our trading price.

The interests of Robertson Holding Co. and/or Unified Shares may differ from or conflict with the interests of our other shareholders. In addition, neither Robertson Holding Co. nor Unified Shares is subject to any contractual restrictions on its ability to acquire additional shares of our common stock. This concentration of stock ownership may adversely affect the trading price for our common stock to the extent that investors perceive disadvantages in Robertson Holding Co.’s and/or Unified Shares’ significant ownership of or control over the affairs of the Company.

Additionally, J. Adam Robertson and Aaron A. Robertson, the general partners of Robertson Holding Co., serve as directors of the Company and the Bank, and J. Adam Robertson also serves as Executive Chairperson of the Company and the Bank. Further, Martha S. Spurlock, a director of the Company and the Bank, is also a member and manager of Unified Shares. Notwithstanding that all of our directors are obligated to fulfill certain fiduciary duties owed to us and our shareholders, the interests of these individuals may differ from the interests of our other directors and/or holders of our common stock as a whole. As members of the Board, these individuals may have influence over matters requiring the vote of the Board, such as, for example, mergers and acquisitions, the appointment or removal of certain officers, and the Company’s issuance of additional equity securities.

Our corporate governance documents and the provisions of Tennessee law to which we are subject could make a takeover more difficult, which could adversely affect the market price of our common stock.

The A&R Charter and our amended and restated bylaws (the “A&R Bylaws”) could make it more difficult for a third party to acquire control of our organization or conduct a proxy contest, even if those events were perceived by many of our shareholders as beneficial to their interests. Our A&R Charter and/or A&R Bylaws include, among other things, provisions that:

●	enable our Board to issue additional shares of authorized but unissued capital stock, including additional shares of common stock and preferred stock, without further shareholder approval, as permitted by the TBCA and applicable Nasdaq rules;

●	enable our Board to establish the terms of preferred stock, including voting rights, dividend rights, redemption features, rights on liquidation or dissolution, and other preferences, limitations and rights;

●	establish certain advance notice procedures for the nomination of candidates for election as directors and for shareholder proposals to be considered at an annual or special meeting of shareholders;

●	provide for a staggered Board with three classes of directors, with directors in one class to be elected annually for three-year terms;

●	provide that directors cannot be removed except for cause;

●	provide that special meetings of our shareholders may be called only by the Chairperson of the Board, our Chief Executive Officer, majority vote of all directors then in office, or the holders of 25% or more of the issued and outstanding shares of our voting stock entitled to vote on any matter proposed to be considered at such special meeting; and

●	enable our Board to increase the size of the board and fill the vacancies created by the increase.

Our A&R Charter provides for noncumulative voting for directors and authorizes our Board to issue shares of common stock or preferred stock, as permitted by the TBCA and applicable Nasdaq rules, without shareholder approval and upon such terms as our Board may determine. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, certain provisions of Tennessee law, including a provision which restricts certain business combinations between a Tennessee corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of the Company. Any of the foregoing provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our shareholders might otherwise receive a premium over the market price of our shares. See “Description of Our Capital Stock.”

There are substantial regulatory limitations on changes of control of bank holding companies that may discourage investors from purchasing shares of our common stock.

With limited exceptions, federal law and regulations prohibit a person or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring 10% or more (or 5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to, and the approval of, the Federal Reserve. Companies investing in banks and bank holding companies receive additional review and may be required to file Change in Bank Control Act notices. Accordingly, prospective investors must be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. These provisions of law and regulations could discourage third parties from seeking to acquire significant interests in us or in attempting to acquire control of us, which, in turn, could materially and adversely affect the market price of our common stock.

We are an “emerging growth company” and a “smaller reporting company” and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” As an emerging growth company:

●	we are required to present only two years of audited financial statements and related information;

●	we are exempt from the requirement to obtain an attestation report from auditors on management’s assessment of internal control over financial reporting under the Sarbanes-Oxley Act;

●	we are not required to comply with any new requirements adopted by the Public Company Accounting Oversight Board (the “PCAOB”) requiring mandatory audit partner rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

●	we are permitted to provide less extensive disclosure about our executive compensation arrangements pursuant to the rules applicable to smaller reporting companies, which means we do not have to include a compensation discussion and analysis and certain other disclosures regarding our executive compensation; and

●	we are not required to allow our shareholders non-binding advisory votes on executive compensation or golden parachute arrangements.

We may take advantage of these exemptions until we are no longer an emerging growth company. We will cease to be an emerging growth company upon the earliest of: (i) the last day of the fiscal year in which we have at least $1.235 billion in annual gross revenues, (ii) the date on which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act (the last day of the fiscal year in which we have more than $700 million in market value of our common stock held by non-affiliates as of the prior June 30), (iii) the date on which we issue more than $1.0 billion of non-convertible debt during the prior three-year period, or (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering (December 31, 2030). We may choose to take advantage of some but not all of these reduced disclosure requirements. We have elected to adopt certain of the reduced disclosure requirements described above for purposes of this Report.

We expect to take advantage of certain of the reduced reporting and other requirements of the JOBS Act with respect to the periodic reports we will file with the SEC and proxy statements that we use to solicit proxies from our shareholders. As a result, the information that we provide to our shareholders may be different than what you might receive from other public reporting companies in which you hold equity interests.

In addition, the JOBS Act permits us to take advantage of an extended transition period for complying with new or revised accounting standards affecting public companies. We have elected to use this extended transition period, which means that the financial statements included in this Report, as well as any financial statements that we file in the future, may not be subject to all new or revised accounting standards generally applicable to public companies for the transition period as long as we remain an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period under the JOBS Act. As a result, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards on a non-delayed basis.

We are also a smaller reporting company as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We cannot predict whether investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile or decline.

The accuracy of our financial statements and related disclosures could be affected if the judgments, assumptions or estimates used in our critical accounting policies are inaccurate.

The preparation of financial statements and related disclosure in conformity with GAAP requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. Our critical accounting policies, which are included in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Report, describe those significant accounting policies and methods used in the preparation of our consolidated financial statements that we consider “critical” because they require judgments, assumptions and estimates that materially affect our consolidated financial statements and related disclosures. As a result, if future events differ significantly from the judgments, assumptions and estimates in our critical accounting policies, those events could have a material impact on our consolidated financial statements and related disclosures.

Any deficiencies in our financial reporting or internal controls could materially and adversely affect our business and the market price of our common stock.

As a public company, our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal controls. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. We are currently in the process of enhancing our internal control over financial reporting to enable us to comply with our obligations under the federal securities laws and other applicable legal requirements. We are not currently required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal control over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

During the course of our testing, we may identify deficiencies that would have to be remediated to satisfy the SEC rules for certification of our internal control over financial reporting. A material weakness is defined by the standards issued by the PCAOB as a deficiency, or combination of deficiencies, in internal control over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a consequence, we would have to disclose in periodic reports we file with the SEC any material weakness in our internal control over financial reporting. The existence of a material weakness would preclude management from concluding that our internal control over financial reporting is effective and would preclude our independent auditors from expressing an unqualified opinion on the effectiveness of our internal control over financial reporting. In addition, disclosures of deficiencies of this type in our SEC reports could cause investors to lose confidence in our financial reporting, may negatively affect the market price of our common stock, and could result in the delisting of our securities from the securities exchange on which they trade. Moreover, effective internal controls are necessary to produce reliable financial reports and to prevent fraud. If we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, it may materially and adversely affect us.

Beginning with the first Annual Report on Form 10-K we file following the date we cease to be an “emerging growth company” as defined in the JOBS Act and do not otherwise qualify as a “smaller reporting company” with less than $100.0 million in annual revenue, we will be required to include our independent registered public accounting firm’s attestation report on the design and operating effectiveness of our internal control over financial reporting. This process will require significant documentation of policies, procedures and systems and review of that documentation and testing of our internal control over financial reporting by our internal auditing and accounting staff and our independent registered public accounting firm. This process will require considerable time and attention from management, which could prevent us from successfully implementing our business initiatives and improving our business, financial condition and results of operations, strain our internal resources, and increase our operating costs. We may experience higher than anticipated operating expenses and outside auditor fees during the implementation of these changes and thereafter.

If securities analysts do not initiate or continue coverage on us, or if securities analysts publish unfavorable commentary or downgrade our common stock, the price and trading volume of our common stock could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities analysts publish about us and our business. We do not have any control over these securities analysts, and they may not cover us. If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline. If we are covered by securities analysts and are the subject of an unfavorable report, the price of our common stock may decline.

If we fail to maintain compliance with Nasdaq listing rules, our common stock may be delisted from Nasdaq, which would result in a limited trading market for our shares and make obtaining future debt or equity financing more difficult for the Company.

Our common stock is listed on Nasdaq under the symbol “CBK.” There can be no assurance that we will be able to continue to maintain our compliance with Nasdaq’s continued listing requirements. If we fail to do so, our common stock may be delisted and cease trading on Nasdaq. As a result, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, in the event our common stock is delisted, broker-dealers would face certain regulatory requirements, which may discourage them from effecting transactions in our common stock and further limit the liquidity of our common stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our common stock. Such delisting from Nasdaq and continued or further declines in the share price of our common stock could also greatly impair our ability to raise additional necessary capital through equity or debt financings and could significantly increase the ownership dilution to shareholders caused by our issuing equity in financing or other transactions.

An investment in our common stock is not an insured deposit and is subject to risk of loss.

Your investment in our common stock will not be a bank deposit and, therefore, will not be insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and your investment may lose money.

Our management team has limited experience managing and operating a public company.

Our management team has limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies in the United States. Our management team may not successfully or efficiently manage our transition to being a public company due to significant regulatory oversight and reporting obligations under the U.S. federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could make it more difficult for us to attract and retain qualified persons to serve on our Board, on committees of our Board, or as executive officers and/or adversely affect our business, financial condition, results of operations and prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We maintain processes designed to assess and manage cybersecurity risks on an ongoing basis, including regular and on-going education and training for employees, company-wide policies and incident response planning. Our information security and third-party risk management programs are integrated into our overall enterprise risk management framework and evaluate cybersecurity threats posed by internal and external factors and support daily operational functions that prevent unauthorized access or compromise. Given the rapidly changing cybersecurity landscape, we evaluate our cyber risk management practices regularly, which may include testing the security of our information technology infrastructure, incident response planning, employee training, engaging third parties to conduct independent reviews and audits, scanning for internal vulnerabilities and adopting measures designed to help our clients stay protected against cybersecurity threats.

Our programs are largely aligned to, among others, the U.S. National Institute of Standards and Technology Cybersecurity Framework to assess, identify and manage material risks from cybersecurity threats. We regularly assess and improve our programs to address the changing landscape of potential threats and the needs of our business. These threats include cybersecurity attacks, ransomware attacks, denial-of-service attacks, unauthorized access and misuse, and theft of our sensitive and confidential data.

As of the date of this Report, the Company has not identified any cybersecurity incidents materially affecting its business strategy, results of operations, or financial condition. Recognizing cybersecurity threats continue to evolve, the Company maintains a focus on enhancing its detection, response, and resilience capabilities. The Company cannot assure the prevention of future cybersecurity incidents. “See Item 1A, Risk Factors—Risks Related to Technology and Cybersecurity—“We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures or interruptions or breaches of security could have a material adverse effect on our financial condition and results of operations, as well as cause legal or reputational harm.”

Governance

Our Board, both directly and through its committees, is responsible for overseeing our risk management processes. In addition, the Audit Committee’s responsibility for overseeing enterprise-wide risks related to information security and cybersecurity, the Risk Committee in coordination with the IT Steering Committee oversees the Bank’s cybersecurity initiatives and strives to ensure that the Bank’s information technology infrastructure aligns with strategic goals while managing related risks, particularly cybersecurity threats. Under the oversight of our Audit Committee, the Risk Committee in coordination with the IT Steering Committee also reviews and updates the Bank’s cybersecurity policies, evaluates information technology controls, and monitors the performance of internal and third-party IT service providers as part of its efforts to enhance the Bank’s defense mechanisms.

Our senior management is responsible for implementing our risk management processes, including by assessing and managing the risks we face on a day-to-day basis, and reporting to our Board regarding our risk management processes. Our senior management is also responsible for creating and recommending to our Board for approval appropriate risk appetite metrics reflecting the aggregate levels and types of risk we are willing to accept in connection with the operation of our business and pursuit of our business objectives.

In carrying out its responsibility, management provides updating reports to the Audit Committee and/or our Board at their regularly scheduled meetings, with topics including management’s information security efforts to prevent, detect, mitigate and remediate cybersecurity incidents, as well as trends in the information security space that impact us or our industry. Our cybersecurity incident response plan requires management to report timely to the Audit Committee cybersecurity incidents that have the potential to materially impact our business strategy, results of operations or financial condition for our Audit Committee to evaluate the nature, scope, timing and impact to us of such incidents.

One member of our Audit Committee previously served in a senior executive role as chief operating officer in the financial services industry. Through this role he developed experience in overseeing operational risk management and information technology-related operations.

ITEM 2. PROPERTIES

We provide banking services from 34 offices, including our principal executive office, in Kentucky, North Carolina, and Tennessee. We also operate an LPO in Lincolnton, North Carolina. Our principal executive offices and those of the Bank are located at 6710 Cumberland Gap Parkway, Harrogate, Tennessee 37752. We believe that our banking and other offices are in good condition and are suitable and adequate to our needs for the foreseeable future.

The Bank owns its principal executive office building and 31 of its branches. The Bank’s remaining two branches and LPO are occupied under lease agreements with terms ranging from monthly to five years, with automatic extension options. The land for two of the Bank’s owned branches is also subject to lease, with terms of five and 10 years, respectively, both of which will automatically renew upon the expiration of the current term. The following table shows our branches and LPO as of December 31, 2025, and, for each, whether owned or leased:

State	Owned	Leased	Total

Kentucky
Branch operations	13	–	13

North Carolina
Branch/LPO operations	4	1	5

Tennessee
Branch operations	14	2	16
Total	31	3	34

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company and the Bank are parties to various legal proceedings in the ordinary course of their respective businesses, including proceedings to collect loans or enforce security interests. In the opinion of management, none of these legal proceedings currently pending will, when resolved, have a material adverse effect on the business, financial condition or results of operations of the Company or the Bank. However, given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to our business, including laws and regulations governing consumer protection and fair lending, fair labor, privacy, and information security and anti-money laundering and anti-terrorism laws, we, like all banking organizations, are subject to heightened legal and regulatory compliance and litigation risk.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed and trades on Nasdaq under the symbol “CBK,” with trading having commenced on October 2, 2025. As of March 20, 2026, the latest practicable date prior to the filing of this Report, the Company had 13,697,986.50 shares of common stock outstanding.

Holders

As of March 20, 2026, the Company’s common stock was held by approximately 110 stockholders of record.

Dividends

Our shareholders are entitled to receive dividends on our common stock only if, when and as declared by our Board from funds legally available therefor under Tennessee law and as limited by applicable banking laws, rules and regulations and the policies of bank regulatory agencies. Subject to the discretion of our Board, we intend to pay quarterly cash dividends to holders of our common stock. Nevertheless, we have no obligation to pay dividends and any future determination relating to dividends will be made at the discretion of our Board and will depend on our financial condition, liquidity, results of operations, capital levels and needs and other factors deemed relevant by our Board. Therefore, there can be no assurance that in the future we will pay any dividends to holders of our common stock, or as to the amount of any future dividends.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item regarding our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Report.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the quarterly period ended December 31, 2025.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements that are subject to certain risks and uncertainties and are based on certain assumptions that we believe are reasonable but may not be realized. Certain risks, uncertainties and other factors, including those set forth under “Risk Factors,” under “Cautionary Note Regarding Forward-Looking Statements” and elsewhere in this Report, may cause actual results to differ materially from those projected results discussed in the forward-looking statements appearing in this discussion and analysis. We assume no obligation to update any of these forward-looking statements.

Certain monetary amounts, percentages and other figures included in this discussion and analysis may have been subject to rounding adjustments. Accordingly, figures shown in totals in certain tables or charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

Overview

The Company is a bank holding company with principal executive offices located in Harrogate, Tennessee that has elected under the BHC Act to become a financial holding company. We were incorporated in Tennessee in 1975, and we operate primarily through our wholly owned subsidiary, the Bank, a Tennessee banking corporation organized in 1976. We provide banking services from 34 offices in select markets in Kentucky, North Carolina, and Tennessee, and we also operate one LPO in Lincolnton, North Carolina. The Bank is a full-service community banking institution that offers traditional consumer and commercial products and services to serve businesses and individuals in our markets.

We have pursued a strategy of disciplined organic and acquisition-fueled growth. Since 2008, we have successfully completed five whole-bank acquisitions. Most recently, in June 2023, we acquired a majority (76.83%) ownership interest in AB&T Financial Corporation (“AB&T”), the parent company of Alliance, for total consideration of $23.8 million, which included cash, debt forgiveness, and shares of Class C Common Stock. An approximately 57.17% ownership interest in AB&T was acquired in exchange for a combination of cash and debt forgiveness, with the AB&T shares being valued for this purpose at two times the tangible book value per share of AB&T’s common stock as of May 31, 2023. We acquired the remaining portion of the majority ownership interest in AB&T, or an approximately 19.66% ownership interest, in exchange for shares of Class C Common Stock, with the shares of Class C Common Stock being issued pursuant to exemptions from registration under the federal securities laws. This exchange of shares was completed using the tangible book value per share of the Company’s common stock and Class B Common Stock ($3,551.38 per share), on the one hand, and AB&T’s common stock ($0.56 per share), on the other hand, as of April 30, 2023, with shares of AB&T common stock converting to shares of Class C Common Stock on a book-for-book basis at a ratio of 0.000158 shares of Class C Common Stock for each share of AB&T common stock. We acquired the remaining minority (23.17%) ownership interest in AB&T on June 30, 2024, for aggregate cash consideration of $5,678,150, or $0.74 per share of AB&T common stock. This per share price was supported by a valuation of the AB&T common stock as of June 30, 2023, commissioned by a committee of the board of directors of AB&T comprised solely of independent directors. On July 1, 2024, Alliance merged with and into the Bank. Our acquisition of Alliance added four branches and one LPO to our network and expanded our reach into North Carolina, including the Charlotte MSA.

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

Fiscal Year ended December 31, 2025 Highlights

Highlights of our financial condition and results of operations as of and for the fiscal year ended December 31, 2025, and other key events that occurred during the fiscal year 2025 are provided below.

Financial Condition

●	Total assets were $2.3 billion as of December 31, 2025, a slight decrease of $9.6 million, or 0.4%, from December 31, 2024.

●	Net loans were $1.9 billion as of December 31, 2025, an increase of $66.6 million, or 3.7%, from December 31, 2024.

●	As of December 31, 2025, the Bank exceeded the minimum requirements to be well-capitalized for bank regulatory purposes, with a total risk-based capital ratio of 13.5%, a Tier 1 risk-based capital ratio of 12.5%, a common equity Tier 1 capital ratio of 12.5%, and a Tier 1 leverage ratio of 10.8%.

●	Total deposits were $1.8 billion as of December 31, 2025, a decrease of $122.9 million, or 6.3%, from December 31, 2024. This decrease was primarily driven by a $126.9 million reduction in brokered deposits to $48.0 million at December 31, 2025, from $174.9 million at December 31, 2024. Noninterest bearing demand deposits increased $1.2 million, or 0.3%, to $397.8 million as of December 31, 2025, from $396.6 million as of December 31, 2024.

●	Asset quality decreased slightly with nonperforming assets to total assets of 0.28% as of December 31, 2025, compared to 0.26% as of December 31, 2024. The allowance for credit losses to total loans decreased slightly to 0.97% as of December 31, 2025 from 1.01% as of December 31, 2024.

●	Book value per share increased $2.65, or 14.6%, to $20.83 at December 31, 2025, from $18.18 at December 31, 2024. Tangible book value per share increased $2.87, or 16.8%, to $19.98 at December 31, 2025, from $17.11 at December 31, 2024. Tangible book value per share is a non-GAAP financial measure. Please see “Non-GAAP Financial Measures” for a definition of tangible book value per share and a reconciliation of tangible book value per share to its most directly comparable GAAP financial measure.

Results of Operations

●	We had net income less non-controlling interest of $37.2 million for the fiscal year ended December 31, 2025, an increase of $5.8 million, or 18.4%, from the fiscal year ended December 31, 2024. The increase was primarily the result of an increase in net interest income after provision for credit losses and reduction in noninterest expenses.

●	Net interest income was $80.4 million for the fiscal year ended December 31, 2025, an increase of $2.8 million, or 3.7%, from the fiscal year ended December 31, 2024. The increase was primarily attributable to a reduction in deposit and long-term debt interest expense.

●	Noninterest income was $9.9 million for the fiscal year ended December 31, 2025, a decrease of $0.9 million, or 8.7%, from the fiscal year ended December 31, 2024. The decrease was primarily the result of a decrease in gains on sales of premises and equipment and decreases in customer service charges due to normal fluctuations in our letters of credit fees.

●	Noninterest expense was $42.5 million for the fiscal year ended December 31, 2025, a decrease of $3.6 million, or 7.8%, from the fiscal year ended December 31, 2024. The decrease was primarily the result of efficiencies realized from the acquisition of AB&T.

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

Net Interest Income

Net interest income is our principal source of net income and represents the difference between interest income and interest expense. We generate interest income from interest-earning assets that we own, including loans and investment securities. We incur interest expense from interest-bearing liabilities, including interest-bearing deposits and other borrowings, notably FHLB advances, the CTB Loan and the Subordinated Debentures (as defined below). To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the cost of our deposits and other funding sources; (iii) our net interest spread; and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is a ratio of net interest income to average interest earning assets for the same period.

Changes in market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing liabilities and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.

Noninterest Income

Noninterest income primarily consists of: (i) service charges on deposit accounts; (ii) net realized gains on the sale of premises and equipment; (iii) net realized gains on the sale of foreclosed assets; (iv) automated teller machine (“ATM”) and debit card fees; (v) benefits from changes in the cash surrender value of BOLI; and (vi) other miscellaneous fees and income.

Our income from service charges on deposit accounts, which includes nonsufficient funds fees, is impacted by several factors, including number of accounts, products utilized and account holder cash management behaviors. These are further impacted by deposit products utilized by customers, marketing of new products and other factors. Net realized gains on the sale of premises and equipment reflects non-recurring gains from sales of property and equipment no longer needed for the Bank. Net realized gains on the sale of foreclosed assets reflects net gains from the sale of real estate classified as other real estate owned (“OREO”). ATM and debit card fees includes ATM transaction fees charged to non-bank customers for the use of our ATMs and interchange income. Income on BOLI, which is non-taxable, reflects changes in the cash surrender value of our BOLI policies, which is the amount that the Bank may realize under these insurance policies. Our other miscellaneous fees and income can include items such as other service fees and other nonrecurring items. All of these can vary based on customer activity and other factors.

Noninterest Expense

Noninterest expense primarily consists of: (i) salaries and employee benefits; (ii) occupancy expenses; (iii) professional fees; (iv) data processing expenses; (v) FDIC deposit insurance premiums; (vi) depreciation and amortization; and (vii) other operating expenses.

Salaries and employee benefits include compensation, employee benefits and employer tax expenses for our personnel. Occupancy expenses include utility expenses, property taxes, lease expenses, and property maintenance related items. Professional fees include expenses for legal, accounting, consulting, and third-party internal audit and review services. Data processing expenses include expenses paid to our primary third-party data processor and other ancillary providers as well as telecommunication and data services expenses. Other operating expenses include marketing, telephone, supply, travel and entertainment expenses, armored carrier services fees, and director fees.

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

Asset Quality

We monitor the quality of our assets based upon various factors, including the level and severity of deterioration in borrower cash flows and asset quality. Problem assets are assessed and reported as delinquent, classified, nonperforming, nonaccrual or troubled debt restructurings. We also monitor credit concentrations. We manage the allowance for credit losses to reflect loan volumes, identified credit and collateral conditions, economic conditions and other qualitative factors.

Capital

We monitor capital using regulatory capital ratios. Factors other than regulatory capital rules used include overall financial condition, including the trend and volume of problem assets, reserves, risks, level and quality of earnings, and anticipated growth, including acquisitions.

Liquidity

Deposits primarily consist of commercial and personal accounts maintained by businesses and individuals in our primary market areas. We also utilize brokered deposits (Multi-Bank Securities, Inc. and LPL) and non-brokered deposits (National CD Rateline), certificates of deposits and reciprocal deposits through a third-party network that effectively allows depositors to receive insurance on amounts greater than the FDIC insurance limit, which is currently $250,000 per depositor, per insured bank for each account ownership category. We manage liquidity based on factors that include liquid assets to loans, cash flow projections, short-term funding needs and sources, and the availability of unused funding sources. As of December 31, 2025, approximately $276.0 million was available for borrowing on committed lines with the FHLB and $112.5 million was available for purchases of federal funds from correspondents on an overnight uncommitted basis.

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

Results of Operations for the Fiscal Years Ended December 31, 2025 and 2024

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

	Year Ended December 31, 2025			Year Ended December 31, 2024
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Total loans(1)	$1,791,550	$112,301	6.27%	$1,738,433	$113,391	6.52%
Investment securities	173,927	4,777	2.75%	204,554	3,747	1.83%
Other interest-earning assets	112,578	4,526	4.02%	123,380	6,075	4.92%
Total interest-earning assets	$2,078,055	$121,604	5.85%	$2,066,367	$123,213	5.96%
Allowance for credit losses	(18,102)			(17,568)
Noninterest-earning assets	179,515			168,624
Total Assets:	$2,239,468			$2,217,423

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$533,325	$11,730	2.20%	$497,662	$11,757	2.36%
NOW, savings and money market deposits	396,126	5,902	1.49%	403,563	6,665	1.65%
Time deposits	519,390	19,475	3.75%	546,599	21,931	4.01%
FHLB advances	62,419	1,778	2.85%	72,540	1,983	2.73%
Other borrowings	40,109	2,288	5.71%	47,746	3,294	6.90%
Total interest-bearing liabilities	$1,551,369	$41,173	2.65%	$1,568,110	$45,630	2.91%

Noninterest-bearing liabilities:
Noninterest-bearing deposits	$412,956			$409,405
Other liabilities	38,373			33,286
Total noninterest-bearing liabilities	$451,329			$442,691
Shareholders’ equity	$236,770			$206,622
Total liabilities and shareholders’ equity	$2,239,468			$2,217,423
Net Interest Income		$80,431			$77,583
Net Interest Spread(2)			3.20%			3.05%
Net Interest Margin(3)			3.87%			3.75%

(1)	Includes nonaccrual loans.
(2)	Net interest spread is the difference between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities.
(3)	Net interest margin is a ratio of net interest income to average interest-earning assets for the same period.

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

	Fiscal Year Ended December 31, 2025 over 2024
	Changes due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-Earning Assets:
Loans	$3,465	$(4,555)	$(1,090)
Investment securities	(561)	1,591	1,030
Other interest earning assets	(532)	(1,017)	(1,549)
Total increase in interest income	2,372	(3,981)	(1,609)

Interest-Bearing Liabilities:
NOW, savings, MMDA deposits	720	(1,510)	(790)
Time deposits	(1,092)	(1,364)	(2,456)
FHLB advances	(277)	72	(205)
Other borrowings	(527)	(478)	(1,005)
Total increase (decrease) in interest expense	(1,176)	(3,280)	(4,456)
Increase (decrease) in net interest income	$3,547	$(700)	$2,847

Net interest income for the fiscal year ended December 31, 2025 was $80.4 million compared to $77.6 million for the fiscal year ended December 31, 2024, an increase of $2.8 million, or 3.7%. The increase in net interest income was comprised of an approximately $1.6 million, or 1.3%, decrease in interest income and dividend income, and an approximately $4.5 million, or 9.8%, decrease in interest expense. The decrease in interest income was primarily attributable to a $1.5 million, or 25.5%, decrease in earnings on other interest-bearing assets for year ended December 31, 2025, compared to the year ended December 31, 2024, and a 0.34% decrease in the yield on gross total loans. The increase in average gross loans outstanding was primarily due to organic loan growth in the Nashville MSA, Knoxville MSA and Charlotte MSA. The $4.5 million decrease in interest expense for the fiscal year ended December 31, 2025, was primarily related to a 0.26% decrease in the rates paid on interest-bearing liabilities and a decrease of $17 million, or 1.1%, in average interest-bearing liabilities as of December 31, 2025, compared to December 31, 2024. The decrease in average interest-bearing liabilities from December 31, 2024 to December 31, 2025 was due to decreases in time deposit accounts. For the fiscal year ended December 31, 2025, net interest margin and net interest spread were 3.87% and 3.20%, respectively, compared to 3.75% and 3.05%, respectively, for the same periods in 2024, which reflects the increases in net interest income discussed above relative to the slight decrease in interest income.

Provision for Credit Losses

Credit risk is inherent in the business of making loans. We establish an allowance for credit losses through charges to earnings, which are shown in the statements of income as the provision for credit losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for credit losses is determined by conducting a quarterly evaluation of the adequacy of our allowance for credit losses and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to our earnings. The provision for credit losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas.

The provision for credit losses for the fiscal year ended December 31, 2025, was $0.46 million compared to $1.83 million for the fiscal year ended December 31, 2024. The provision recorded for the fiscal year ended December 31, 2024, was based on an increase in the number of loans outstanding. There were no significant net charge-offs in the fiscal year ended December 31, 2025.

The allowance for credit losses as a percentage of total loans was 0.97% as of December 31, 2025, compared to 1.01%7 as of December 31, 2024.

Noninterest Income

While interest income remains the largest single component of total revenues, noninterest income is an important contributing component. Our most significant sources of noninterest income include customer service fees, which include overdraft program fees, and bank card services and interchange fees.

Noninterest income for the fiscal year ended December 31, 2025, was $9.9 million compared to $10.8 million for the fiscal year ended December 31, 2024, a decrease of $0.9 million. The following table sets forth the major components of our noninterest income for the fiscal years ended December 31, 2025 and 2024:

	Fiscal Year Ended December 31,
	2025	2024	Increase (Decrease)
	(Dollars in thousands)
Noninterest income:
Customer service fees	$2,844	$3,041	$(197)
Net realized gains (losses) on sales of available-for-sale securities	—	0	—
Net gains (losses) on sales of premises and equipment	38	759	(721)
Net gains (losses) on sales of foreclosed assets	161	153	8
Net gains on sales of loans	—	0	—
ATM and debit card fees	3,413	3,281	132
Increase in BOLI	1,292	1,199	93
Other income and fees(1)	2,182	2,445	(263)
Total noninterest income	$9,930	$10,878	$(948)

(1)	Other income and fees includes income and fees associated with miscellaneous services.

Customer service fees includes fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees decreased $0.2 million, or 6.5%, to $2.8 million for the fiscal year ended December 31, 2025, from $3.0 million for the fiscal year ended December 31, 2024. The decrease was primarily the result of normal fluctuations in our operations.

ATM and debit card fees increased $0.1 million, or 4.0%, to $3.4 million for the fiscal year ended December 31, 2025, from $3.3 million for the fiscal year ended December 31, 2024. The increase was primarily the result of changes in transactional volume that generates interchange fees.

The income on BOLI increased $0.1 million, or 7.8%, to $1.3 million for the fiscal year ended December 31, 2025, from $1.2 million for the fiscal year ended December 31, 2024. The increase was primarily the result of a gain on policies due to a death benefit and an increase in earnings rates.

Other income and fees decreased $0.2 million, or 10.8%, to $2.2 million for the fiscal year ended December 31, 2025 from $2.4 million for the fiscal year ended December 31, 2024. This decrease was primarily due to normal fluctuations in our operations.

Noninterest Expense

Noninterest expense for the fiscal year ended December 31, 2025 was $42.5 million compared to $46.1 million for the fiscal year ended December 31, 2024, a decrease of $3.6 million, or 7.8%, which was primarily a result of efficiencies realized from the acquisition of AB&T and a decrease in compensation expense due to a stock award of $2.1 million during 2024. The following table sets forth the major components of our noninterest expense for the fiscal years ended December 31, 2025 and 2024:

	Fiscal Year Ended December 31,
	2025	2024	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$22,764	$24,873	$(2,109)
Occupancy expenses	3,264	3,786	(522)
Data processing	4,531	4,235	295
Deposit insurance premiums	972	1,129	(157)
Professional Fees	846	1,017	(171)
Depreciation and amortization	3,706	4,109	(403)
Other expenses(1)	6,397	6,912	(515)
Total noninterest expense	$42,480	$46,061	$(3,582)

(1)	Other expenses include items such as telephone expenses, marketing and advertising expenses, debit card expenses, courier fees, directors’ fees, and insurance.

Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) the annual cost for any increases in the liability for non-qualified plans maintained for certain key employees. Salaries and employee benefits for the fiscal year ended December 31, 2025 were $22.8 million, a decrease of $2.1 million, or 8.5%, compared to $24.9 million for the fiscal year ended December 31, 2024. This decrease was primarily due to efficiencies realized from the acquisition of AB&T and a decrease in compensation expense due to a stock award of $2.1 million during 2024.

Occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Occupancy expenses for the fiscal year ended December 31, 2025 were $3.3 million compared to $3.8 million for the fiscal year ended December 31, 2024, a decrease of $0.5 million, or 13.8%. The decrease was primarily attributable to normal fluctuations.

Data processing expenses, which primarily consist of expenses for data processing services for core processing, increased $0.3 million, or 7.0%, to $4.5 million for the fiscal year ended December 31, 2025 from $4.2 million for the fiscal year ended December 31, 2024. The majority of this increase was for one-time fees for new software for credit card servicing, on-boarding deposits and loans, and additional fraud detection; all of which provide increased customer service.

Professional fees expenses, which include legal fees, audit and accounting fees, and consulting fees, decreased $0.2 million, or 16.8%, to $0.8 million for the fiscal year ended December 31, 2025 compared to $1.0 million for the fiscal year ended December 31, 2024. This decrease was primarily the result of the additional costs associated with the acquisition of AB&T in 2024.

Depreciation and amortization for the fiscal year ended December 31, 2025 was $3.7 million compared to $4.1 million for the fiscal year ended December 31, 2024, a decrease of approximately $0.4 million, or 9.8%. The decrease was primarily attributable to the sale of a closed Bank office and the decrease in core deposit intangibles from previous acquisitions.

Other expenses decreased $0.5 million, or 7.5%, to $6.4 million for the fiscal year ended December 31, 2025, compared to $6.9 million for the fiscal year ended December 31, 2024. This decrease was primarily due to efficiencies realized from the acquisition of AB&T.

Financial Condition

Total assets were $2.3 billion as of both December 31, 2025 and 2024. Net loans increased $66.6 million, or 3.7%, to $1.9 billion at December 31, 2025, compared to $1.8 billion at December 31, 2024. The increase in net loans was due to organic loan growth in the Nashville MSA, Knoxville MSA8, and Charlotte MSA. Our securities portfolio decreased $35.3 million, or 20.0%, to $140.9 million at December 31, 2025, compared to $176.2 million at December 31, 2024. The decrease in our securities portfolio is the result of decreased need for pledging. Total deposits decreased $122.9 million, or 6.3%, to $1.8 billion at December 31, 2025, compared to $1.9 billion at December 31, 2024. This decrease was primarily driven by a $126.9 million reduction in brokered deposits to $48.0 million at December 31, 2025, from $174.9 million at December 31, 2024.

Loan Portfolio

Loans represent the largest portion of our earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition.

We have four loan portfolio segments: (i) real estate (which is divided into four classes), (ii) commercial, (iii) consumer and (iv) other. A class is generally determined based on the initial measurement attribute, risk characteristic of the loan, and method for monitoring and assessing credit risk. Classes within the real estate portfolio segment include (i) CRE, (ii) C&D, (iii) residential, and (iv) other.

Our loan clients primarily consist of small to medium-sized business, the owners and operators of these businesses, as well as other professionals, entrepreneurs and high net worth individuals. We believe owner-occupied and investment CRE loans, residential construction loans and commercial business loans provide us with higher risk-adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations, and are complemented by our relatively lower risk residential real estate loans to individuals.

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

The following table presents our balances and associated percentages of the composition of loans by loan portfolio segment, excluding loans held for sale, on the dates indicated:

	Loan Portfolio Segments
	As of December 31,
	2025		2024
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,113,440	59%	$1,006,207	55%
Construction and land development	176,688	9%	199,800	11%
Residential	377,943	20%	369,308	20%
Other	14,824	1%	16,816	1%
Commercial	174,248	9%	201,593	11%
Consumer	15,417	1%	15,214	1%
Other	7,450	0%	6,744	0%
Total loans	$1,880,010	100%	$1,815,682	100%
Deferred loan fees and discounts	6,477		8,685
Allowance for credit losses	18,096		18,205
Loans, net	$1,855,437		$1,788,792

Total loans increased $64.3 million, or 3.5%, to $1.9 billion as of December 31, 2025 as compared to $1.8 billion as of December 31, 2024. This increase was substantially the result of organic loan growth in the Nashville MSA, Knoxville MSA and Charlotte MSA.

The following tables show the contractual maturities of our total loan principal balances, excluding loan discounts, overdrafts and other items in the distribution between fixed and adjustable interest rate loans, as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real Estate:
Construction & land development	$16,036	$35,403	$29,331	$67,293	$10,202	$18,423	$176,688
Residential	9,081	8,382	22,664	36,553	51,800	249,463	377,943
Commercial real estate	156,594	22,646	345,028	303,721	23,782	261,669	1,113,440
Other	90	369	3,213	9,902	244	1,006	14,824
Commercial	23,696	29,453	29,031	60,418	1,154	30,496	174,248
Consumer & other	10,783	3,260	6,601	316	1,534	373	22,867
Total Loans	$216,280	$99,513	$435,868	$478,203	$88,716	$561,430	$1,880,010

	As of December 31, 2024
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real Estate:
Construction & land development	$41,606	$57,676	$22,821	$70,396	$1,530	$5,770	$199,800
Residential	5,453	8,897	30,075	26,906	57,764	240,213	369,308
Commercial real estate	44,743	36,720	450,711	174,953	22,664	276,415	1,006,207
Other	1,280	1	3,060	10,706	749	1,020	16,816
Commercial	10,613	68,649	52,911	34,237	1,341	33,843	201,593
Consumer & other	6,613	316	12,465	556	1724	286	21,958
Total Loans	$110,308	$172,259	$572,043	$317,754	$85,772	$557,546	$1,815,682

The majority of our loans are priced with a fixed rate and a one-to-five-year maturity. This type of loan has historically been about 40.9% of total loans over the past two years because the majority of our commercial loans are priced with five-year balloons.

We are primarily involved in real estate, commercial, and consumer lending activities with customers throughout our markets in Kentucky, North Carolina, and Tennessee. About 89.5% and 87.7% of our total loans were secured by real property as of December 31, 2025, and December 31, 2024, respectively. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of Nashville MSA, Knoxville MSA, Chattanooga9, and Tri-Cities MSA in Tennessee and the Charlotte MSA in North Carolina.

CRE loans were 59.2% of total loans as of December 31, 2025, and represented 55.4% of total loans as of December 31, 2024. C&D loans were 9.4% of total loans as of December 31, 2025, and represented 11.0% of total loans as of December 31, 2024. The ratio of our CRE loans to total risk-based Bank capital was 435.4% as of December 31, 2025 and 396.2% as of December 31, 2024. C&D loans represented 69.1% of total risk-based Bank capital as of December 31, 2025 as compared to 78.7% as of December 31, 2024.

We have established concentration limits in our loan portfolio for CRE loans by loan type, including collateral and industry, among others. All loan types are within established limits other than our hotels/motels category, which has occasionally exceeded our limit of 50% of total risk-based capital. For further information on the risks associated with the concentration of our loan portfolio in certain industries, please see the risk factor titled “We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses and make other loans that may carry increased levels of credit risk.” Despite this category being outside of our established limits, we believe lending risk in this category is mitigated by a significant portion of the financed properties being owner-occupied hotels/motels, meaning that the properties are run by their owners. All but one of the hotel/motel projects currently in our loan portfolio are “flag” hotels. Further, our exposure to the hotels/motels category is geographically dispersed throughout the states of Florida, Kentucky, North Carolina, South Carolina and Tennessee. We have restricted lending on lodging projects to existing clients only for the foreseeable future. Our lending concentration in the hotels/motels sector is actively managed by our senior management team, including our President and Chief Executive Officer and Chief Credit Officer.

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

C&D loans decreased $23.1 million, or 11.6%, to $176.7 million as of December 31, 2025 from $199.8 million as of December 31, 2024. The majority of this decrease was due to the completion of financial projects and payoff of C&D loans. Residential C&D loans increased $8.6 million, or 2.3%, to $377.9 million as of December 31, 2025 from $369.3 million as December 31, 2024.

Residential. We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which made up approximately 18.1% of our residential loan portfolio as of December 31, 2025. Our residential loans also include home equity lines of credit, which totaled $38.9 million, or approximately 2.07% of our residential portfolio, as of December 31, 2025. By offering a full line of residential loan products, the owners of the small to medium-sized businesses that we lend to are able to use us, instead of a competitor, for financing a personal residence.

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

CRE loans were $1.1 billion as of December 31, 2025, an increase of $107.2 million, or 10.7%, compared to December 31, 2024. The increase was primarily driven by organic new loan growth and completion of C&D loan projects. As of December 31, 2025, our CRE portfolio was comprised of $388.7 million in non-owner occupied CRE loans and $146.3 million in commercial construction loans.

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

Commercial loans decreased $27.3 million, or 13.6%, to $174.2 million as of December 31, 2025 from $201.6 million as of December 31, 2024.

Consumer and Other. We utilize the central underwriting department for all consumer loans over $200,000 in total credit exposure regardless of collateral type. Loans below this threshold are underwritten by the responsible loan officer in accordance with our consumer loan policy. The loan policy addresses types of consumer loans that may be originated and the requisite collateral, if any, which must be perfected. We believe relatively smaller individual dollar amounts of consumer loans that are spread over numerous individual borrowers helps minimize risk.

Consumer and other loans (non-real estate loans) increased $0.9 million, or 4.1%, to $22.9 million as of December 31, 2025, from $22.0 million as of December 31, 2024.

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

On December 31, 2025 and December 31, 2024, loan participations sold to third parties (which are not included in the accompanying consolidated balance sheets) totaled $37.9 million and $46.3 million, respectively. We sell participations to manage our credit exposures to borrowers. On December 31, 2025 and December 31, 2024, loan participations purchased totaled $8.0 million and $7.7 million, respectively. The variances come from purchases and sales of participations in the ordinary course of business.

Allowance for Credit Losses

The allowance for credit losses is funded as losses are estimated through a provision for credit losses charged to expense. Credit losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Confirmed losses are charged off immediately. Subsequent recoveries, if any, are credited to the allowance.

The allowance for credit losses is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The allowance for credit losses is evaluated on a regular basis by management and is based upon management’s periodic review of the uncollectibility of loans in light of historical experience, the nature and volume of the loan portfolio, the overall portfolio quality, specific problem loans, current economic conditions that may affect borrowers’ ability to pay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

The Bank estimates the allowance for credit losses on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Bank has policies in place to reverse accrued interest in a timely manner. Therefore, the Bank has made a policy election to exclude accrued interest from the measurement of the allowance for credit losses.

Expected credit losses are reflected in the allowance for credit losses through a charge to provision for credit losses. The Company measures expected credit losses on loans on a collective (pool) basis when the loans share similar risk characteristics. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Bank.

The Company’s methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions over a period that has been determined to be reasonable and supportable, to the identified pools of loans with similar risk characteristics for which the historical loss experience was observed.

The Company’s primary methodology for estimating expected credit losses for all loan types is the weighted average remaining maturity (“WARM”) method. The WARM current expected credit losses methodology uses average annual loss rate along with a simple but reasonable forecast based on a “regression” analysis of loan history dating back 18 years. The dependent variable is an entity’s loss rate, based on changes in the NY Prime Lending Rate over the same period. The Company utilizes the NY Prime Lending Rate as the independent variable due to it being the tool most commonly utilized by the Federal Reserve to either accelerate and/or slow down the economy. Additionally, the allowance for credit losses calculation includes qualitative adjustments to account for risk factors that may not be incorporated in the quantitatively derived allowance estimate. Qualitative adjustments may increase or decrease the allowance estimate.

Qualitative factors considered include: changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; national, regional and local economic and business conditions and developments that affect the collectability of the loan portfolio, including the condition of various market segments; nature and volume of the loan portfolio and terms of loans; experience, depth and ability of lending management; volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; quality of the loan review system; underlying collateral values; concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements.

Our allowance for credit losses was $18.1 million on December 31, 2025 compared to $18.2 million on December 31, 2024, a decrease of $0.1 million, or 0.6%. A provision of $416 thousand was recorded for the fiscal year ended December 31, 2025 compared to $1.8 million provision for the fiscal year ended December 31, 2024. Additional provisions were recorded based on national, regional and economic conditions and changes in the volume and nature of our loan portfolio. In addition, some of the allowance for credit loss decrease was due to adjustments for consideration of the concentration of loans in certain risk categories.

The following table provides an analysis of the allowance for credit losses at the dates indicated.

	As of December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Average loans outstanding	$1,791,550	$1,738,433	$1,522,033	$1,264,516	$1,186,332
Total loans outstanding at end of period	$1,880,010	$1,815,682	$1,696,295	$1,335,462	$1,209,606
Allowance for credit losses at beginning of period	$18,205	$16,635	$13,448	$11,190	$10,907
Charge-offs:
Commercial real estate	(301)	(49)	—	—	(117)
Construction and land development	—	—	(30)	(58)	—
Residential real estate	(121)	(52)	—	(113)	(128)
Commercial	(362)	(177)	(9)	(126)	(126)
Consumer & other	(251)	(151)	(147)	(212)	(238)
Total charge-offs	(1,035)	(429)	(186)	(509)	(609)

Recoveries:
Commercial real estate	151	75	—	—	2
Construction & land development	201	—	36	1,241	106
Residential real estate	64	9	—	303	251
Commercial	11	54	8	7	61
Consumer & other	83	32	55	50	76
Total recoveries	510	170	99	1,601	496
Net (charge-offs) recoveries	$(525)	$(259)	$(87)	$1,092	$(113)
Provision for credit losses	$416	$1,829	$3,274	$778	$396
Balance at end of period	$18,096	$18,205	$16,635	$13,060	$11,190
Ratio of allowance to end of period loans	0.97%	1.00%	0.98%	0.98%	0.93%
Ratio of net (charge-offs) recoveries to average loans	(0.029)%	(0.015)%	(0.006)%	(0.086)%	(0.015)%

Net charge-offs for the year ended December 31, 2025 totaled $0.5 million, an increase of $0.2 million, or 102.5%, compared to $0.3 million for the year ended December 31, 2024.

Nonperforming Loans

Loans are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain on accrual status between 30 days and 90 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Typically, the accrual of interest on loans is discontinued when principal or interest payments are past due 90 days or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on a nonaccrual loan is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when the loans become well-secured and management believes full collectability of principal and interest is probable.

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral-dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the expected credit loss as the amount by which the amortized cost basis of the loan exceeds the estimated fair value of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the loan exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less estimated selling costs. Any write-down to fair value at the time of transfer to other real estate owned is charged to the allowance for credit losses. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less estimated costs to sell. Costs of improvements are capitalized, whereas costs related to holding other real estate owned and subsequent write-downs to the value thereof are expensed. Any gains and losses realized at the time of disposal are reflected in income.

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. OREO totaled approximately $0.3 million at December 31, 2025 and $0.8 million at December 31, 2024.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.

Nonaccrual loans were $6.2 million at December 31, 2025. We had no loans 90 days past due and still accruing at December 31, 2025.

Total nonperforming loans increased approximately $1.2 million from December 31, 2024 to December 31, 2025. The increase was primarily the result of normal fluctuations.

The following tables present the contractual aging of the recorded investment and loan discount in current and past due loans by class of loans as of December 31, 2025 and December 31, 2024:

	Contractual Aging of Recorded Investments
As of December 31, 2025	Current	30 – 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
Real estate mortgages:
Commercial real estate	$1,113,181	$259	$—	$—	$1,113,440
Construction & land development	176,057	35	—	596	176,688
Residential real estate	366,957	5,547	—	5,439	377,943
Other	14,824	—	—	—	14,824
Commercial	173,794	323	—	131	174,248
Consumer & other	22,675	113	—	79	22,867
Total loans	$1,867,488	$6,277	$—	$6,245	$1,880,010

	Contractual Aging of Recorded Investments
As of December 31, 2024	Current	30 – 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
Real estate mortgages:
Commercial real estate	$1,005,336	$427	$—	$444	$1,006,207
Construction & land development	199,555	238	—	6	199,800
Residential real estate	358,812	6,005	—	4,491	369,308
Other	16,816	—	—	—	16,816
Commercial	201,101	418	—	74	201,593
Consumer & other	21,794	118	2	44	21,958
Total loans	$1,803,415	$7,206	$2	$5,059	$1,815,682

Nonperforming Assets

The following table sets forth the allocation of our nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	As of December 31,
	2025	2024	2023	2022	2021
	(Dollars in Thousands)
Nonaccrual loans	$6,245	$5,059	$4,888	$4,005	$4,804
Loans past due 90 days or more and still accruing	—	2	342	8	5
Total nonperforming loans	6,245	5,061	5,230	4,013	4,809
OREO	253	832	1,046	1,709	2,285
Repossessed property	—	—	—	—	—
Total nonperforming assets	$6,498	$5,893	$6,276	$5,722	$7,095
Modified loans – nonaccrual(1)	$—	$—	$—	$—	$—
Modified loans – accruing	$—	$—	$—	$3,063	$2,121
Allowance for credit losses	$18,096	$18,205	$16,636	$13,060	$11,189
Total loans outstanding at end of period	$1,880,010	$1,815,682	$1,696,295	$1,335,462	$1,209,606
Nonperforming loans to total loans	0.33%	0.28%	0.31%	0.30%	0.40%
Nonperforming assets to total loans and OREO	0.35%	0.32%	0.37%	0.43%	0.59%
Allowance for credit losses to nonperforming loans	290%	360%	318%	325%	233%
Allowance for credit losses to total loans	0.97%	1.00%	0.98%	0.98%	0.93%
Nonaccrual loans by category:
Real estate:
Commercial real estate	$—	$444	$643	$142	$223
Construction and land development	596	6	—	127	330
Residential & other	5,439	4,491	4,007	3,663	4,081
Commercial	131	74	155	16	107
Consumer & other	79	44	83	56	63
Total	$6,245	$5,059	$4,888	$4,005	$4,804

(1)	Troubled debt restructured loans are excluded from nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are more than 90 days past due.

Modifications to Borrowers Experiencing Financial Difficulty

On occasion, the Bank modifies loans to borrowers in financial distress by providing principal forgiveness, term extensions, interest rate reductions, or payment delays. When principal forgiveness is provided, the amount of forgiveness is charged-off against the allowance for credit losses. In some cases, the Bank provides multiple types of concessions on one loan.

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2023-02 — Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (ASU 2023-02). ASU 2023-02 eliminates the troubled debt restructuring (TDR) measurement and recognition guidance and requires that entities evaluate whether a modification represents a new loan or a continuation of an existing loan consistent with the accounting for other loan modifications. Additional disclosures relating to modifications to borrowers experiencing financial difficulty are required under ASU 2023-02. The Company adopted this ASU on a prospective basis.

These loans are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are past due 90 days or more after the restructuring. The balance of these loans as of December 31, 2025 and December 31, 2024 was $0.

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

The following tables summarize the risk categories of our loan portfolio based upon the most recent analysis performed as of December 31, 2025 and December 31, 2024, respectively:

	Outstanding Loan Balance by Internal Risk Grades
As of December 31, 2025	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Commercial real estate	$1,104,532	$8,814	$94	$—	$1,113,440
Construction & land development	176,014	78	596	—	176,688
Residential and other	386,407	833	5,527	—	392,767
Other
Commercial	173,324	793	131	—	174,248
Consumer and other	22,768	21	79	—	22,868
Total loans	$1,863,045	$10,539	$6,427	$—	$1,880,011

	Outstanding Loan Balance by Internal Risk Grades
As of December 31, 2024	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Commercial real estate	$1,002,112	$3,605	$489	$—	$1,006,207
Construction & land development	199,098	701	—	—	199,800
Residential and other	380,768	865	4,491	—	386,124
Commercial	200,976	543	74	—	201,593
Consumer and other	21,902	8	48	—	21,958
Total loans	$1,804,857	$5,722	$5,102	$—	$1,815,682

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

Our securities portfolio consists of securities classified as available-for-sale or held-to-maturity. In determining such classification, securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and are carried at amortized cost. Securities not classified as held-to-maturity are classified as “available-for-sale” and recorded at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) net of tax. Our securities portfolio consists of U.S. government and federal agency securities, U.S. government sponsored enterprise securities, mortgage-backed securities, and state and political subdivisions. We determine the appropriate classification at the time of purchase. The following tables summarize the fair value of our securities portfolio as of the dates presented.

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Available-for-Sale
U.S. government and federal agency	$14,830	$14,830	$—	$15,277	$15,269	$(8)
U.S. government-sponsored enterprises (GSEs)	5	5	—	56	56	—
Mortgage-backed securities	13,295	12,787	(508)	17,085	16,143	(942)
State and political subdivisions	15,780	15,514	(266)	17,253	16,470	(783)
Total Available-for-Sale	$43,910	$43,136	$(774)	$49,671	$47,938	$(1,733)

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Held-to-Maturity
U.S. government and federal agency	$42,681	$41,879	(803)	$87,467	$84,440	$(3,027)
U.S. government-sponsored enterprises (GSEs)	13,599	13,309	(291)	19,271	18,560	(711)
Mortgage-backed securities	37,534	35,524	(2,010)	19,031	15,864	(3,167)
State and political subdivisions	3,913	3,744	(168)	2,448	2,179	(269)
Total Held-to-Maturity	$97,728	$94,456	$(3,272)	$128,217	$121,043	$(7,174)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2025, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities, and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of December 31, 2025, and December 31, 2024. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2025
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale
U.S. treasury securities	14,830	3.54	-	-	-	-	-	-
U.S. government and federal agencies	5	8.11	-	-	-	-	-	-
State and political subdivisions	3,351	.68%	6,142	2.88%	4,338	3,97%	1,949	4.86%
Mortgage-backed securities	31	3.33%	2,452	3.23%	3,481	2.34%	7,331	3.54%
Total Available-for-Sale	$18,217	3.38%	$8,594	2.98%	$7,819	3.24%	$9,280	3.82%

	As of December 31, 2024
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale
U.S. government and federal agencies	$15,277	4.7%	—	—	—	—	—	—
U.S. government sponsored enterprises (GSEs)	18	3.1%	38	8.7%	—	—	—	—
State and political subdivisions	2,753	2.4%	8,704	2.7%	4,913	3.6%	884	4.5%
Mortgage-backed securities	9	3.3%	2,337	4.0%	6,140	2.8%	8,598	3.5%
Total Available-for-Sale	$18,057	4.3%	$11,078	3.0%	$11,053	3.1%	$9,482	3.8%

	As of December 31, 2025
	Due in One Year or less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Held-to-Maturity
U.S. government and federal agencies	$30,234	2.19%	$12,448	0.93%	$-	-%	$-	-%
U.S. government-sponsored enterprises (GSEs)	7,883	3.24%	5,716	1.59%	-	-%	-	-%
State and political subdivisions	-	-%	2,434	1.47%	98	4.37%	1,381	5.04%
Mortgage-backed securities	-	-%	-	-%	-	-%	37,534	3.65%
Total Held-to-Maturity	$38,117	2.35%	$20,598	1.18%	$98	4.37%	$38,915	3.70%

	As of December 31, 2024
	Due in One Year or less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Held-to-Maturity
U.S. treasury securities	$59,722	4.7%	$27,745	0.9%	$—	—%	$—	—%
U.S. government and federal agencies	5,926	3.1%	13,345	2.5%	—	—%	—	—%
State and political subdivisions	—	—%	2,448	1.5%	—	—%	—	—%
Mortgage-backed securities	—	—%	—	—%	—	—%	19,031	1.8%
Total Held-to-Maturity	$65,648	4.6%	$43,538	1.4%	$—	—%	$19,031	1.8%

Allowance for Credit Losses — Available-For-Sale Securities: The Company evaluates available-for-sale securities in an unrealized loss position to determine if credit losses exist. The Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell, a security before recovering its amortized cost basis. If either condition exists, the security’s amortized cost basis is written down to fair value through income. If either aforesaid condition does not exist, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If credit loss exists, the Company recognizes an allowance for credit losses, limited to the amount by which the amortized cost basis exceeds the fair value. Any impairment not recognized through an allowance for credit losses is recognized in other comprehensive income (loss), net of tax.

Changes in the allowance for credit losses are recorded as provision for credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses — Held-to-Maturity Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type and any other risk characteristics used to segment the portfolio. Accrued interest receivable on held-to-maturity debt securities totaled $291,460 and $230,223 as of December 31, 2025 and December 31, 2024 respectively.

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

The Company sold no held-to-maturity securities prior to maturity during the fiscal years ended December 31, 2025 and December 31, 2024.

Bank-Owned Life Insurance

We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy. We are the sole owner and beneficiary of these BOLI policies. At December 31, 2025, BOLI policies totaled $46.6 million compared to $45.8 million at December 31, 2024. The increase represents increases in the cash surrender values of the policies net of a slight reduction in the policies’ total value due to an insured’s death.

Deposits

Deposits represent our primary and most vital source of funds. We offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts and certificates of deposit. The Bank also acquires brokered deposits, QwickRate internet certificates of deposit, and reciprocal deposits through the Promontory network. The reciprocal deposits include both the Certificate of Deposit Account Registry Service (CDARS) and Insured Cash Sweep programs. We are a member of the Promontory network, which effectively allows depositors to receive FDIC insurance on amounts greater than the FDIC insurance limit, which is currently $250,000 per depositor, per issued bank for each account ownership category. The Promontory network allows institutions to break large deposits into smaller amounts and place them in a network of other Promontory institutions to ensure full FDIC insurance is gained on the entire deposit. Generally, internet and reciprocal deposits are not brokered deposits for regulatory purposes.

Our strong asset growth requires us to place a greater emphasis on both interest and noninterest-bearing deposits. Deposit accounts are added by loan production cross-selling, customer referrals, marketing advertisements, mobile and online banking and our involvement within our communities.

Total deposits were $1.8 billion at December 31, 2025 and $1.9 billion at December 31, 2024. As of December 31, 2025, 21.9% of total deposits was comprised of noninterest-bearing demand deposits, 51.3% of total deposits was comprised of interest-bearing non-maturity accounts and 26.8% of total deposits was comprised of time deposits. As of December 31, 2024, 20.5% of total deposits was comprised of noninterest-bearing demand deposits, 49.8% of total deposits was comprised of interest-bearing non-maturity accounts and 29.7% of total deposits was comprised of time deposits.

The following table summarizes our deposit balances as of December 31, 2025 and December 31, 2024:

	As of December 31,
	2025		2024
	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Noninterest-bearing demand deposits	$397,835	21.9%	$397,240	20.5%
Interest-bearing deposits:
Interest-bearing demand deposits	516,151	28.5%	579,240	29.9%
NOW, savings and money market	414,716	22.8%	385,615	20.0%
Time deposits	487,032	26.8%	576,501	29.7%
Total interest-bearing deposits	1,417,899	78.1%	1,541,356	79.5%
Total deposits	$1,815,734	100%	$1,938,596	100%

The following tables set forth the maturity of time deposits as of December 31, 2025 and December 31, 2024:

	As of December 31, 2025 Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Time deposits (less than $250,000)	$161,783	$176,711	$33,093	$5,363	$376,950
Time deposits (greater than or equal to $250,000)	40,542	57,046	12,494	-	110,082
Total time deposits	$202,325	$233,757	$45,587	$5,363	$487,032

	As of December 31, 2024 Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Time deposits (less than $250,000)	$84,785	$315,751	$73,074	$8,150	$481,760
Time deposits (greater than or equal to $250,000)	17,909	68,975	7,566	291	94,741
Total time deposits	$102,694	$384,726	$80,640	$8,441	$576,501

Time deposits issued in amounts of greater than or equal to $250,000 represent the type of deposit most likely to affect our future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than other time deposits because the funds are usually obtained at premium rates of interest.

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, on both a short and long-term basis, collateralized by a blanket floating lien on first mortgage loans and CRE loans as well as FHLB stock. At December 31, 2025 and December 31, 2024, we had borrowing capacity from the FHLB of $276.0 million and $175.1 million, respectively. The increase in capacity is due to adding new collateral. We had $75.0 million and $0 in short-term cash management advances from the FHLB as of December 31, 2025 and December 31, 2024, respectively. The December 31, 2025 cash management advance matures March 30, 2026 and bears interest at 3.89%. We had long-term FHLB borrowings of $60.6 and $65.6 million as of December 31, 2025 and December 31, 2024, respectively. All of our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our long-term FHLB borrowings as of December 31, 2025 and December 31, 2024:

	As of December 31,
	2025	2024
	(Dollars in thousands)
Long-term FHLB borrowings outstanding at end of period	$60,553	$65,581
Weighted average interest rate at end of period	2.88%	2.72%
Maximum month-end balance	$66,202	$97,799
Average balance outstanding during the period	$62,419	$72,572
Weighted average interest rate during the period	2.92%	2.73%

Lines of Credit. The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $102.5 million as of December 31, 2025, of which $92.5 million was available. The total amount of the lines of credit was $102.5 million as of December 31, 2024, all of which was available at that date.

Federal Reserve Discount Window. The Bank has a line of credit with the Federal Reserve Discount Window collateralized with CRE loans. There were no amounts outstanding under this line of credit as of December 31, 2025 or December 31, 2024. The Bank has moved the collateral from the Federal Reserve Discount Window to the FHLB line in order to take advantage of longer maturities and different rate structures. As a result, the total line of credit with the Federal Reserve Discount Window as of December 31, 2025 and December 31, 2024 is $0.

Community Trust Bank Loan Agreement. In April 2015, we executed a loan agreement with Community Trust Bank, Inc., which was later amended and restated pursuant to the Community Trust Loan Agreement, providing for a term loan that matured in 2035. The CTB Loan is collateralized by all of the issued and outstanding shares of the Bank. The Community Trust Loan Agreement included various financial and nonfinancial covenants. The CTB Loan was repayable in quarterly principal and interest payments based on a variable rate per annum equal to the prime rate as reported in The Wall Street Journal, adjustable daily. The Company repaid the CTB Loan in full on October 7, 2025.

Trust Preferred Securities. With the acquisition of Citizens Bancorp, Inc. (“Citizens Bancorp”) and its bank subsidiary, Citizens Bank, in 2018, we also acquired the Trust. In September 2004, the Trust issued trust preferred securities (the “Trust Preferred Securities”) with an aggregate liquidation amount of $6,000,000 ($1,000 per Trust Preferred Security) to a third-party investor. Citizens Bancorp then issued variable rate junior subordinated debentures aggregating $6,186,000 to the Trust (the “Subordinated Debentures”). The Subordinated Debentures were the sole assets of the Trust. The Subordinated Debentures and the Trust Preferred Securities paid interest and dividends, respectively, on a quarterly basis, at a variable interest rate equal to the three-month SOFR plus 2.40% adjusted quarterly, which was 6.41% and 6.89% on December 31, 2025 and December 31, 2024, respectively. These Subordinated Debentures matured in 2034, at which time the Trust Preferred Securities were to be redeemed. The Subordinated Debentures and the Trust Preferred Securities were redeemed prior to maturity, in whole or in part, at a redemption price of $1,000 per Trust Preferred Security. The Company caused the Subordinated Debentures and Trust Preferred Securities to be redeemed, in full, on January 7, 2026.

Liquidity and Capital Requirements

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

Interest rate sensitivity involves the relationships between rate-sensitive assets and liabilities and is an indication of the probable effects of interest rate fluctuations on our net interest income. Interest rate-sensitive assets and liabilities are those with yields or rates that are subject to change within a future time period due to maturity or changes in market rates. A model is used to project future net interest income under a set of possible interest rate movements. The Bank’s Asset/Liability Committee (“ALCO”) reviews this information to determine if the projected future net interest income levels would be acceptable. We attempt to stay within acceptable net interest income levels.

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

Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet applicable regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Because the Company has total consolidated assets of less than $3 billion and otherwise qualifies for the application of the Small Bank Holding Company Policy Statement, the Company currently is not subject to federal capital adequacy guidelines on a consolidated basis. Rather, the regulatory capital requirements are applied to and assessed at the Bank. See “Supervision and Regulation.”

The tables below summarize the capital requirements applicable to the Bank in order for the Bank to satisfy the minimum capital requirements of the capital adequacy guidelines and to be considered “well-capitalized” from a regulatory perspective under the prompt corrective action framework, as well as the Company’s and the Bank’s capital ratios as of December 31, 2025 and December 31, 2024. The FDIA requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the FDIA, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable regulations, an institution is considered to be well capitalized if it has a common equity Tier 1 capital ratio (“CET1 capital”) of at least 6.5%, a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.

The Bank exceeded all the minimum regulatory capital requirements under the federal capital adequacy guidelines (Basel III), and the Bank met all the minimum capital requirements to be considered “well-capitalized” under the prompt corrective action framework, as of the dates reflected in the tables below.

	Actual		Required Minimum Under Capital Adequacy Guidelines		Minimum to be Considered “Well Capitalized” Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025:
Tier 1 capital (to average assets) (leverage)
Company	$229,716	10.7%	N/A	N/A	N/A	N/A
Bank	$237,827	10.8%	$88,218	4.0%	$110,272	5.0%
CET1 capital (to risk-weighted assets)
Company	$224,174	12.1%	N/A	N/A	N/A	N/A
Bank	$237,827	12.5%	$85,349	4.5%	$123,282	6.5%
Tier 1 capital (to risk-weighted assets)
Company	$229,716	12.5%	N/A	N/A	N/A	N/A
Bank	$237,827	12.5%	$113,799	6.0%	$151,732	8.0%
Total capital (to risk-weighted assets)
Company	$247,705	13.4%	N/A	N/A	N/A	N/A
Bank	$255,727	13.5%	$151,732	8.0%	$189,665	10.0%

	Actual		Required Minimum Under Capital Adequacy Guidelines		Minimum to be Considered “Well Capitalized” Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2024:
Tier 1 capital (to average assets) (leverage)
Company	$214,414	9.6%	N/A	N/A	N/A	N/A
Bank	$235,674	10.6%	$89,209	4.0%	$111,511	5.0%
CET1 capital (to risk-weighted assets)
Company	$208,976	11.0%	N/A	N/A	N/A	N/A
Bank	$235,674	12.5%	$84,892	4.5%	$122,622	6.5%
Tier 1 capital (to risk-weighted assets)
Company	$214,414	11.3%	N/A	N/A	N/A	N/A
Bank	$235,674	12.5%	$113,190	6.0%	$150,920	8.0%
Total capital (to risk-weighted assets)
Company	$232,619	12.2%	N/A	N/A	N/A	N/A
Bank	$253,949	13.5%	$150,920	8.0%	$188,650	10.0%

We have a relatively simple regulatory capital structure with the vast majority of our regulatory capital in the form of common equity Tier 1 capital, which is viewed by our regulators as the highest quality regulatory capital.

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at December 31, 2025 and December 31, 2024:

	Payments Due at December 31, 2025
	Within One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$436,082	$50,950	$-	$487,032
Short-term borrowings	88,251	-	-	88,251
Long-term borrowings	12,607	707	59,696	73,010
Subordinated debt securities	-	-	5,577	5,577
Total contractual obligations	$536,940	$51,657	$65,273	$653,870

	Payments Due at December 31, 2024
	Within One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$480,868	$92,188	$3,446	$576,501
Short-term borrowings	3,392	—	—	3,392
Long-term borrowings	16,385	51,815	32,066	100,266
Subordinated debt securities	—	—	5,507	5,507
Total contractual obligations	$500,644	$144,003	$41,019	$685,666

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

The following table summarizes commitments we had made as of the dates presented.

	As of December 31,
	2025	2024
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$274,407	$354,509
Standby letters of credit	24,503	45,505
Total	$298,910	$400,014

Impact of Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with GAAP and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. The application of these principles requires management to make estimates, assumptions and complex judgements that affect amounts presented in our consolidated financial statements. These estimates, assumptions and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgements. Management has identified our most significant accounting policies in Note 1 of our consolidated financial statements to be the accounting areas that require the most complex and subjective judgements and, as such, could be most subject to revision as new and additional information becomes available or circumstances change, including changes in the economic climate and interest rate changes.

Pursuant to the JOBS Act, as an emerging growth company, we can elect to opt out of the extended transition period for adopting any new or revised accounting standards. We have elected to take advantage of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, we may adopt the standard on the application date for private companies. We have elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and we may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as we qualify as an emerging growth company.

The following is a discussion of the critical accounting policies and significant estimates that we believe require us to make the most complex or subjective decisions or assessments. Additional information about these policies and estimates can be found in Note 1 of our consolidated financial statements as of and for the fiscal year ended December 31, 2025.

Basis of Presentation and Consolidation. Our consolidated financial statements include the accounts of the Company and its wholly owned consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Investment Securities. Investment securities are classified as either held-to-maturity or available-for-sale securities. In determining such classification, securities that we have the positive intent and ability to hold to maturity are classified as “held-to-maturity” and are carried at amortized cost. Securities not classified as held-to-maturity are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) net of tax.

Securities purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific identification method.

We have made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in interest receivable in the consolidated balance sheets. Interest receivable on available-for-sale debt securities totaled $110,526 and $124,431 as of December 31, 2025 and December 31, 2024, respectively.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2025 and 2024.

Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost (net of the allowance for credit losses). Amortized cost is the principal balance outstanding adjusted for unearned income, charge-offs, the allowance for credit losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest receivable totaled to $6.9 million and $6.7 million as of December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses. Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

We have purchased loans, some of which have experienced more than insignificant credit deterioration since origination. Purchased credit deteriorated loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of a loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Allowance for Credit Losses. Under the current expected credit loss model, the allowance for credit losses on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. We estimate the allowance for credit losses on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, we have policies in place to reverse accrued interest in a timely manner. Therefore, we have made a policy election to exclude accrued interest from the measurement of the allowance for credit losses.

Expected credit losses are reflected in the allowance for credit losses through a charge to provision for credit losses. We measure expected credit losses on loans on a collective (pool) basis when the loans share similar risk characteristics. Expected credit losses are estimated over the contractual terms of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by us.

Our methodologies for estimating the allowance for credit losses consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for asset-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions over a period that has been determined to be reasonable and supportable, to the identified pools of loans with similar risk characteristics for which the historical loss experience was observed.

Our primary methodology for estimating expected credit losses for all loan types is the WARM method. The WARM current expected credit losses methodology uses average annual loss rate along with a simple but reasonable forecast based on a “regression” analysis of loan history dating back 18 years. The dependent variable is an entity’s loss rate, based on changes in the NY Prime Lending Rate over the same period. We utilize the NY Prime Lending Rate as the independent variable due to it being the tool most commonly utilized by the Federal Reserve to either accelerate and/or slow down the economy. Additionally, the allowance for credit losses calculation includes qualitative adjustments to account for risk factors that may not be incorporated in the quantitatively derived allowance estimate. Qualitative adjustments may increase or decrease the allowance estimate.

Qualitative factors considered include: changes in lending policies and procedures, including underwriting standards and collection, charge-off and recovery practices; national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; nature and volume of the portfolio and terms of loans; experience, depth and ability of lending management; volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; quality of loan review system; underlying collateral values; concentrations of credit and changes in the levels of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements.

We estimate expected credit losses over the contractual period in which we are exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by us. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated lives.

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral-dependent loans where we have determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and we expect repayment of the loan to be provided substantially through the operation or sale of the collateral, the allowance for credit losses is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. We may, in the alternative, measure the expected credit loss as the amount by which the amortized cost basis of the loan exceeds the estimated fair value of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated cost to sell. The allowance for credit losses may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. If the loan is collateral-dependent, the loss is more easily identified and is charged-off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, and the guarantor demonstrates willingness and capacity to support the debt, we may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged-off and any further collections are treated as recoveries.

Public Company Costs

We incur additional costs associated with operating as a public company. These costs include additional personnel, legal, consulting, regulatory, insurance, accounting, investor relations and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, as well as rules and regulations adopted by the SEC, the federal bank regulatory agencies, and national securities exchanges, require public companies to implement specified corporate governance practices were inapplicable to us as a private company. These additional laws, rules and regulations have increased and are likely to continue to increase our legal, regulatory and financial compliance costs and will make some activities more time-consuming and costly.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a financial institution, our primary component of market risk is interest rate volatility. Our interest rate risk policy provides management with the guidelines for effective funds management, and we have established a measurement system for monitoring our net interest rate sensitivity position. We have historically managed our sensitivity position within our established guidelines.

Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of our assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage our exposure to interest rates by adjusting our balance sheet assets and liabilities in the ordinary course of business. Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by ALCO in accordance with policies approved by the board of directors of the Bank. ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, commitments to originate loans and the maturities of investments and borrowings. Additionally, ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management also employs methodologies to manage interest rate risk, which include an analysis of the relationships between interest-earning assets and interest-bearing liabilities and an interest rate risk simulation model and shock analyses.

We use interest rate risk simulation models and shock analyses to test the interest rate sensitivity of net interest income and fair value of equity, and the impact of changes in interest rates on other financial metrics.

Contractual maturities of and re-pricing opportunities for loans are incorporated in the models. The average lives of non-maturity deposit accounts are based on decay assumptions and are incorporated into the models. All of the assumptions used in our analyses are inherently uncertain and, as a result, the models cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the models’ simulated results due to the timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

On a quarterly basis, we run a simulation model for a static balance sheet and other scenarios. These models test the impact on net interest income from changes in market interest rates under various scenarios. Under the static model, rates are shocked instantaneously and ramped rates change over a 12-month and 24-month horizon based upon parallel and non-parallel yield curve shifts. Parallel shock scenarios assume instantaneous parallel movements in the yield curve compared to a flat yield curve scenario. Non-parallel simulation involves analysis of interest income and interest expense under various changes in the shape of the yield curve. Our internal policy regarding internal rate risk simulations currently specifies that, for parallel shifts of the yield curve, estimated net interest income at risk for the subsequent one-year period should not decline by more than 10% for a 100 basis point shift, 20% for a 200 basis point shift, 30% for a 300 basis point shift, and 35% for a 400 basis point shift.

The following tables summarize the simulated change in net interest income over a 12-month horizon as of the dates indicated:

	As of December 31,
	2025	2024
	Percent Change in Net Interest Income
+400	26.40%	27.37
+300	19.76%	20.49%
+200	13.08%	13.61%
+100	6.81%	7.17%
-100	(4.15)%	(4.32)%
-200	(6.79)%	(10.20)%
-300	(6.16)%	(11.30)%
-400	(8.95)%	(15.43)

Inflation and increases in interest rates may result from fiscal stimulus and monetary stimulus, and the Federal Reserve has indicated it is willing to permit inflation to run moderately above its 2% target for some time. Increases in interest rates may cause consumers to shift their funds to higher-interest-bearing instruments and increase the competition for and cost of deposits. If customers move money out of Bank deposits and into other investment assets or from transaction deposits to higher-interest-bearing time deposits, our funding costs may increase. Additionally, any such loss of funds could result in lower loan originations and growth, which could materially and adversely affect our results of operations and financial condition. Increases in market interest rates may reduce demand for loans, including residential mortgage loan originations. At the same time, increases in rates will increase the rates we charge on variable rate loans and may increase our net interest margin. Higher interest rates would decrease the values of our existing fixed rate securities investments and could potentially adversely affect the values and liquidity of collateral securing our loans. The effects of increased rates will depend on the rates of changes in our costs of funds and interest earned on our loans and investments and the shape of the yield curve.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Commercial Bancgroup, Inc. and Subsidiary

Harrogate, Tennessee

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Commercial Bancgroup, Inc. and Subsidiary (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ Mauldin & Jenkins, LLC

Chattanooga, Tennessee

March 24, 2026

200 W. MARTIN LUTHER KING BLVD, SUITE 1100 ● CHATTANOOGA, TENNESSEE 37402 ● 423-756-6133 ● FAX 423-756-2727 ● www.mjcpa.com MEMBERS OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

Commercial Bancgroup, Inc.

Consolidated Balance Sheets

As of December 31, 2025 and 2024

	2025	2024
Assets
Cash and due from banks	$26,393,695	$18,991,800
Federal funds sold	25,328,744	43,742,762
Interest-bearing deposits in banks	92,596,490	115,463,354
Cash and cash equivalents	144,318,929	178,197,916

Available-for-sale securities	43,136,672	47,937,616
Held-to-maturity securities	97,728,121	128,216,954
Loans, net of allowance for credit losses of $18,096,173 and $18,205,421 at December 31, 2025 and 2024, respectively	1,855,437,066	1,788,791,583
Premises and equipment, net	49,765,202	50,288,378
Restricted stock, at cost	11,375,500	8,264,150
Foreclosed assets held for sale, net	253,000	831,662
Interest receivable	7,451,045	7,187,304
Bank owned life insurance	46,647,762	45,883,124
Core deposits and other intangibles	4,256,382	5,824,968
Goodwill	8,510,852	8,514,092
Deferred tax asset	1,002,784	1,078,881
Other	21,571,666	30,194,510
Total assets	$2,291,454,981	$2,301,211,138

Liabilities and Shareholders’ Equity

Liabilities
Deposits
Demand	$913,985,722	$976,481,028
Savings, NOW and money market	414,715,894	385,614,692
Time	487,032,489	576,501,235
Total deposits	1,815,734,105	1,938,596,955

Short-term borrowings	88,251,290	3,391,566
Long-term debt	78,587,361	105,772,642
Interest payable	2,961,874	4,224,695
Other liabilities	20,576,519	28,969,497
Total liabilities	2,006,111,149	2,080,955,355

Shareholders’ equity
Common stock
$0.01 par value; 50,000,000 shares authorized; 13,697,987 shares issued and outstanding on December 31, 2025; 12,113,144 at December 31, 2024	136,980	121,131
Additional paid-in capital	38,376,658	9,388,181
Retained earnings	247,505,096	212,310,977
Accumulated other comprehensive loss	(674,902)	(1,564,506)
Total shareholders’ equity	285,343,832	220,255,783
Total liabilities and shareholders’ equity	$2,291,454,981	$2,301,211,138

See Notes to Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Income

For the years ended December 31, 2025 and 2024

	2025	2024
Interest and Dividend Income
Loans, including fees	$112,301,119	$113,391,226
Debt securities-taxable	3,714,003	2,678,546
Debt securities-tax-exempt	442,351	368,332
Dividends on restricted stock	620,866	699,728
Interest-bearing deposits in banks and federal funds sold	4,525,749	6,075,137
Total interest and dividend income	121,604,088	123,212,968

Interest expense
Deposits	37,106,745	40,352,584
Short-term borrowings	148,287	204,963
Long-term debt	3,918,512	5,071,831
Total interest expense	41,173,544	45,629,378
Net interest income	80,430,544	77,583,590

Provision for credit losses	463,326	1,828,644
Net interest income after provision for credit losses	79,967,218	75,754,946

Noninterest Income
Customer service fees	2,844,047	3,040,449
Net gains on sales of premises and equipment	37,605	759,482
Net gains on sales of foreclosed assets	160,996	153,346
ATM fees	3,413,367	3,281,291
Increase in BOLI	1,291,936	1,198,572
Other	2,182,208	2,444,769
Total noninterest income	9,930,159	10,877,910

Noninterest Expense
Salaries and employee benefits	22,764,385	24,872,660
Occupancy	3,263,688	3,786,162
Data processing	4,530,481	4,234,564
Deposit insurance premiums	972,084	1,128,574
Professional fees	846,243	1,017,108
Depreciation and amortization	3,706,284	4,109,259
Other	6,396,835	6,912,551
Total noninterest expense	42,480,000	46,060,878

Income before income taxes	47,417,377	40,571,978
Provision for income taxes	10,221,179	8,886,195
Net Income	37,196,198	31,685,783

Less: net income attributable to noncontrolling interest	-	275,857
Net income attributable to Commercial Bancgroup, Inc.	$37,196,198	$31,409,926

Earnings per share:
Basic	$2.95	$2.58
Diluted	$2.95	$2.54

See Notes to Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2025 and 2024

	2025	2024
Net income attributable to Commercial Bancgroup, Inc.	$37,196,198	$31,409,926
Other comprehensive income:
Unrealized holding gains on securities available for sale arising during the year	958,597	1,114,724
Tax benefit	(243,052)	(286,150)
Reclassification adjustment for accretion of unrealized Holding(gains) losses included in accumulated other comprehensive income from the transfer of securities from available-for-sale to held-to-maturity	235,643	(744,167)
Tax (benefit) expense	(61,584)	75,362

Other comprehensive income, net of tax	889,604	159,769
Comprehensive income	38,085,802	31,569,695
Comprehensive income attributable to noncontrolling interest	-	1,551
Total Comprehensive income attributable to Commercial Bancgroup, Inc.	$38,085,802	$31,568,144

See Notes to Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the years ended December 31, 2025 and 2024

				Other
		Additional		Comprehensive	Non-
	Common	Paid-In	Retained	Income	Controlling
	Stock	Capital	Earnings	(Loss)	Interest	TOTAL

Balance - January 1, 2024	$122,118	$9,073,467	$182,903,720	$(1,724,275)	$5,402,293	$195,777,323
Net income	-	-	31,409,926	-	275,857	31,685,783
Other comprehensive income	-	-	-	159,769	-	159,769
Stock compensation	-	2,143,530	-	-	-	2,143,530
Dividends paid to shareholders ($0.16 per share)	-	-	(2,002,669)	-	-	(2,002,669)
Acquisition of minority interest	-	-	-	-	(5,678,150)	(5,678,150)
Repurchase of stock (98,550 shares)	(987)	(1,828,816)	-	-	-	(1,829,803)
Balance - December 31, 2024	121,131	9,388,181	212,310,977	(1,564,506)	-	220,255,783
Net income	-	-	37,196,198	-	-	37,196,198
Other comprehensive income	-	-	-	889,604	-	889,604
Stock compensation	-	124,375	-	-	-	124,375
Dividends paid to shareholders ($0.17 per share)	-	-	(2,002,079)	-	-	(2,002,079)
Issuance of common stock, net –(1,458,343 shares)	14,584	29,846,167	-	-	-	29,860,751
Issuance of common stock – stock grant (179,688 shares)	1,797	(1,797)	-	-	-	-
Repurchase of stock (53,188 shares)	(532)	(980,268)	-	-	-	(980,800)
Balance - December 31, 2025	$136,980	$38,376,658	$247,505,096	$(674,902)	$-	$285,343,832

See Notes to Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

	2025	2024
Operating Activities
Net income	$37,196,198	$31,685,783
Items not requiring (providing) cash
Depreciation	2,137,698	2,301,828
Amortization of core deposit intangible	1,568,586	1,807,431
Securities amortization and (accretion), net	(1,644,745)	484,515
Provision for credit losses	463,326	1,828,644
Stock compensation	124,375	2,143,530
Provision for losses on foreclosed assets	4,500	41,750
Deferred income taxes	(227,793)	(1,140,719)
Net realized gains on sales of foreclosed assets	(160,996)	(153,346)
Gains on sales of premises and equipment	(37,605)	(759,482)
Changes in
Interest receivable	(263,741)	1,053,212
Other assets	8,622,844	(1,773,556)
Other liabilities	(8,133,383)	1,183,115
Increase in BOLI	(1,291,936)	(1,198,572)
Interest payable	(1,262,821)	1,171,802
Net cash provided by operating activities	37,094,507	38,675,935

Investing Activities
Purchases of available-for-sale securities	(31,760,163)	(30,342,662)
Proceeds from sales, maturities and calls of available-for-sale securities	37,917,827	33,969,465
Proceeds from sales, maturities and calls of held-to-maturity securities	134,859,796	47,344,967
Purchases of held-to-maturity securities	(103,193,334)	(16,930,325)
Net change in loans	(67,600,420)	(121,081,897)
Purchase of premises and equipment, net	(1,865,126)	(3,041,086)
Proceeds from sales of premises and equipment	288,209	3,474,228
Proceeds from the sales of foreclosed assets	1,286,293	747,928
Purchase of restricted stock, at cost	(5,559,800)	(1,497,328)
Redemption of restricted stock, at cost	2,448,450	2,345,028
Death benefits received	527,298	80,780
Payments relating to foreclosed assets	(11,989)	-
Net cash used in investing activities	$(32,662,959)	$(84,930,902)

See Notes to Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025 and 2024

	2025	2024
Financing Activities
Net (decrease) increase in deposits	$(122,862,850)	$118,712,636
Proceeds from short-term borrowings	184,954,724	69,360,463
Repayments of short-term borrowings	(100,095,000)	(72,015,428)
Proceeds from long-term borrowings	8,330,500	2,146,001
Repayments of long-term borrowings	(35,515,781)	(40,180,902)
Repurchase of common stock	(980,800)	(1,829,803)
Issuance of common stock, net	29,860,751	-
Acquisition of minority interest	-	(5,678,150)
Payment of dividends	(2,002,079)	(2,002,669)
Net cash provided by (used in) financing activities	(38,310,535)	68,512,148

(Decrease) increase in cash and cash equivalents	(33,878,987)	22,257,181

Cash and cash equivalents, beginning of year	178,197,916	155,940,735
Cash and cash equivalents, end of year	$144,318,929	$178,197,916

Supplemental Cash Flows Information
Interest paid	$42,436,365	$44,457,576
Income taxes paid	$9,500,530	$9,750,000

Supplemental Disclosures of Noncash Items
Unrealized gain(loss) on AFS securities	$889,604	$159,769
Transfer of loans to OREO	$539,146	$421,963

See Notes to Consolidated Financial Statements

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1. Summary of Significant Accounting Policies

Nature of operations:

Commercial Bancgroup, Inc. (the “Company”) is a bank holding company incorporated in the State of Tennessee whose principal activity is the ownership and management of its wholly-owned subsidiary, Commercial Bank (the Bank). The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Claiborne, Hamblen, Union, Knox, Sullivan, Washington, Williamson, Cocke and Hamblen Counties in Tennessee and Knox, Bell, Harlan, Laurel and Whitley Counties in Kentucky. Effective May of 2023, Commercial Bancgroup acquired 76.83% of the stock of AB&T Financial Corporation, which owns 100% of Alliance Bank & Trust Company. Alliance Bank & Trust Company (AB&T) provided banking and financial services to individual and corporate customers in Gastonia and Cleveland counties in North Carolina. The acquisition occurred in two steps and was completed on June 30, 2024, when Commercial Bancgroup acquired the remaining minority (23.17%) ownership interest in AB&T Financial Corporation and merged Alliance Bank & Trust Company into the operations of Commercial Bank. Alliance was merged into operations of the Bank on July 1, 2024.

Basis of presentation:

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) and to generally accepted practices within the banking industry. Certain prior period balances have been reclassified to conform to the current period presentation.

Initial Public Offering

On October 3, 2025, we completed an initial public offering (“IPO”) of 7,173,000 shares of our common stock at an IPO price of $24.00 per share, with 1,458,343 shares sold by us and 5,714,758 shares sold by certain selling shareholders. We received net proceeds of approximately $29.9 million, after deducting underwriting discounts and commissions of approximately $2.3 million and offering expenses, including legal, accounting, and other expenses, of approximately $2.8 million. On October 7, 2025, the Company used $20.5 million of its net proceeds from the IPO to fully repay its outstanding holding company loan agreement with Community Trust Bank, Inc. (the “CTB Loan”).

Change in presentation due to stock reclassification and stock split:

Pursuant to the IPO, on September 18, 2025, the Company filed with the Tennessee Secretary of State an Amended and Restated Charter providing for (i) the automatic reclassification and conversion of each outstanding share of Class B common stock, $10.00 par value per share (“Class B Common Stock’) into 1.15 shares of common stock, $0.01 par value per share (our “common stock”), and the automatic reclassification and conversion of each outstanding share of Class C common stock $10.00 par value per share into 1.05 shares of common stock and (ii) effective immediately following the reclassification, a 250-for-1 forward stock split whereby each holder of common stock received 249 additional shares of common stock for each share owned as of immediately following the reclassification. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the reclassification and conversion and stock split as if they had occurred as of the earliest period presented.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1. Summary of Significant Accounting Policies, Continued

Initial Public Offering, Continued

In addition to the reclassification and stock split, the Company is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2025, no preferred shares have been issued or are outstanding. The Board of Directors of the Company (the “Board of Directors”) has the authority to issue preferred stock in one or more series and to determine the rights, preferences, privileges, and restrictions of each series, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, valuation of deferred tax assets and fair values of financial instruments.

Business combinations:

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity recognizes the assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. This method often involves estimates based on third party valuations based on discounted cash flow analyses or other valuation techniques, all of which are inherently subjective. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value if the fair value can be determined during the measurement period. Acquisition-related costs, including conversion and restructuring charges, are expensed as incurred. Fair values are subject to refinement over the measurement period, not to exceed one year after the closing date.

Basic and diluted earnings per common share:

Basic earnings per common share is based on net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional potential common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to stock awards.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1. Summary of Significant Accounting Policies, Continued

Significant concentrations of credit risk:

The Company maintains cash balances at financial institutions whose accounts are insured by the Federal Deposit Insurance Corporation (FDIC) up to statutory limits. At times during the year, the Company’s balances with financial institutions exceeded FDIC insurance limits. Management considers bank balances in excess of FDIC limits to be a normal business risk.

Cash and cash equivalents:

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. Cash and Cash equivalents consist of cash on hand, due from banks, interest-bearing deposits in banks and federal funds sold. Interest-bearing deposits in banks are carried at cost.

Investment securities:

Investment securities are classified as either held-to-maturity or available-for-sale securities. In determining such classification, securities that the Company has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and are carried at amortized cost. Securities not classified as held-to-maturity are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income net of tax.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific identification method.

The Company has made a policy election to exclude accrued interest from the amortized cost basis of debt securities and report accrued interest in interest receivable in the consolidated balance sheets. Interest receivable on available-for-sale debt securities totaled $110,526 and $124,431 as of December 31, 2025 and 2024, respectively.

A debt security is placed on nonaccrual status at the time any principal or interest payments become more than 90 days delinquent or if full collection of interest or principal becomes uncertain. Accrued interest for a security placed on nonaccrual is reversed against interest income. There was no accrued interest related to debt securities reversed against interest income for the years ended December 31, 2025 and 2024.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1. Summary of Significant Accounting Policies, Continued

Allowance for credit losses (ACL):

Available-for-sale Securities:

The Company evaluates available-for-sale securities in an unrealized loss position to determine if credit losses exist. The Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell an security before recovering its amortized cost basis. If either of these conditions exists, the security’s amortized cost basis is written down to fair value through income. If either of the aforesaid conditions does not exist, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If credit loss exists, the Company recognizes an ACL, limited to the amount by which the amortized cost basis exceeds the fair value. Any impairment not recognized through an ACL is recognized in other comprehensive income, net of tax.

Changes in the ACL are recorded as provision for credit loss expense (or reversal). Losses are charged against the allowance when management believes the collectability of an available-to-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Held-to-maturity Securities:

Management measures expected credit losses on held-to-maturity debit securities on a collective basis by major security type and any other risk characteristics used to segment the portfolio. Interest receivable on held-to-maturity debt securities totaled $291,460 and $230,223 as of December 31, 2025 and 2024, respectively.

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

Loans:

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoffs are reported at amortized cost (net of the ACL). Amortized cost is the principal balance outstanding adjusted for unearned income, charge-offs, the allowance for credit losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Interest receivable reported in interest receivable on the consolidated balance sheets, totaled to $6,895,763 and $6,679,881 as of December 31, 2025 and 2024, respectively and is excluded from the estimate of credit losses. Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1. Summary of Significant Accounting Policies, Continued

Allowance for credit losses (ACL) - continuted:

The accrual of interest on mortgage and commercial loans is discontinued and placed on nonaccrual status at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer and credit card loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged-off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchased Credit Deteriorated (PCD) loans:

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Under the current expected credit loss model, the ACL on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Bank has policies in place to reverse accrued interest in a timely manner. Therefore, the Bank has made a policy election to exclude accrued interest from the measurement of ACL.

Expected credit losses are reflected in the allowance for credit losses through a charge to provision for credit losses. The Company measures expected credit losses of loans on a collective (pool) basis, when the loans share similar risk characteristics. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Weighted Average Remaining Maturity (WARM) Method:

The Company’s primary methodology for estimating expected credit losses for all loan types is the weighted average remaining maturity method. The WARM CECL methodology uses average annual loss rate along with a simple but reasonable forecast based on a “regression’ analysis of the loan history dating back 18 years. The dependent variable will be the entity’s loss rate, based on changes in the Prime Lending rate over that same period. The Company will utilize the Prime Lending Rate as the independent variable due to that being the tool most commonly utilized by the Federal Reserve to either accelerate and/or slow down the economy. Additionally, the allowance for credit losses calculation includes qualitative adjustments to account for risk factors that may not be incorporated in the quantitatively derived allowance estimate. Qualitative adjustments may increase or decrease the allowance estimate.

Qualitative factors considered include: changes in lending policies and procedures, including underwriting standards, collection, charge-off and recovery practices; national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; nature and volume of the portfolio and terms of loans; experience, depth and ability of lending management; volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; quality of loan review system; underlying collateral values; concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition, legal and regulatory requirements.

Allowance for Credit Losses on Off-Balance Sheet Credit Exposures:

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

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

Charge-Offs and Recoveries:

Loan losses are charged against the allowance when management believes the collection of a loan’s principal is unlikely. Subsequent recoveries are credited to the allowance. If the loan is Collateral-dependent, the loss is more easily identified and is charged-off when it is identified, usually based upon receipt of an appraisal. However, when a loan has guarantor support, and the guarantor demonstrates willingness and capacity to support the debt, the Company may carry the estimated loss as a reserve against the loan while collection efforts with the guarantor are pursued. If, after collection efforts with the guarantor are complete, the deficiency is still considered uncollectible, the loss is charged-off and any further collections are treated as recoveries.

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

The Company records an allowance for credit losses on off-balance sheet credit exposures, unless the commitments to extend credit are unconditionally cancelable through a charge to provision for unfunded commitments in the Company’s statements of income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the current expected credit loss model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur as well as any third-party guarantees and is included in other liabilities on the Company’s balance sheets.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1. Summary of Significant Accounting Policies, Continued

Premises and equipment:

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured. The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	35-40 years
Leasehold improvements	5-10 years
Furniture and Fixtures	7 years
Software	3-5 years
Equipment	3-5 years

Leases:

Leases are classified as operating or finance leases at the lease commencement date. The Company leases certain locations and equipment. The Company records leases on the balance sheet in the form of a lease liability for the present value of future minimum payments under the lease terms and a right-of-use asset equal to the lease liability adjusted for items such as deferred or prepaid rent, lease incentives, and any impairment of the right-of-use asset. The discount rate used in determining the lease liability is based upon incremental borrowing rates the Company could obtain for similar loans as of the date of commencement or renewal. The Company does not record leases on the consolidated balance sheets that are classified as short term (less than one year).

At lease inception, the Company determines the lease term by considering the minimum lease term and all optional renewal periods that the Company is reasonably certain to renew. The lease term is also used to calculate straight-line rent expense. The depreciable life of leasehold improvements is limited by the estimated lease term, including renewals if they are reasonably certain to be renewed. The Company’s leases do not contain residual value guarantees or material variable lease payments that will impact the Company’s ability to pay dividends or cause the Company to incur additional expenses.

Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset. Rent expense and variable lease expense are included in other operating expenses on the Company’s consolidated statements of income. The Company’s variable lease expense includes rent escalators that are based on market conditions and include items such as common area maintenance, utilities, parking, property taxes, insurance and other costs associated with the lease.

The Company has elected to treat property leases that include both lease and non-lease components as a single component and account for it as a lease.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1. Summary of Significant Accounting Policies, Continued

Long-lived asset impairment:

The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable. If a long-lived asset is tested for recoverability and the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is less than the carrying amount of the asset, the asset cost is adjusted to fair value and an impairment loss is recognized as the amount by which the carrying amount of a long-lived asset exceeds its fair value.

No asset impairment was recognized during the years ended December 31, 2025 and 2024.

Restricted stock:

Federal Reserve Bank (FRB) and Federal Home Loan Bank (FHLB) stock are required investments for institutions that are members of the FRB and FHLB systems. The required investment in the common stock is based on a predetermined formula, carried at cost and evaluated for impairment.

Foreclosed assets held for sale:

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs incurred subsequent to acquisition relating to development and improvement of the property are capitalized up to fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net income or expense from foreclosed assets.

Bank owned life insurance:

The Company purchases life insurance policies on certain key executives and records purchases at an amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or amounts due that are probable at settlement.

Intangible assets:

Intangible assets consist of goodwill and core deposit intangible assets that result from business combinations. Goodwill represents the excess of the purchase price over the fair value of net assets acquired that is allocated to the appropriate reporting unit when acquired. Core deposit intangible asset represent the future earnings potential of acquired deposit relationships that are amortized over their remaining useful lives.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1. Summary of Significant Accounting Policies, Continued

Intangible assets, continued:

An interim analysis of goodwill is performed quarterly, and goodwill is tested for impairment annually, on December 31, or more frequently if events or circumstances indicate there may be impairment. The Company has one reporting unit, Commercial Bank. If the Company elects to perform a qualitative assessment, it evaluates factors such as macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and progress towards stated objectives in determining if it is more likely than not that the fair value of their reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, a quantitative test is performed; otherwise, no further testing is required. The quantitative test consists of comparing the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of the reporting unit is greater than its calculated fair value, a goodwill impairment charge is recognized for the difference.

Management has concluded that there was no goodwill impairment for 2025 and 2024.

Derivatives:

Derivatives are recognized as assets and liabilities on the consolidated balance sheets and measured at fair value. For exchange-traded contracts, fair value is based on quoted market prices. For non-exchange traded contracts, fair value is based on dealer quotes, pricing models, discounted cash flow methodologies, or similar techniques for which the determination of fair value may require significant management judgment or estimation.

For asset/liability management purposes, the Company uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. Interest rate swaps are contracts in which a series of interest rate cash flows are exchanged over a prescribed period. The notional amount on which the interest payments are based is not exchanged.

The Company is exposed to losses if a counterparty fails to make its payments under a contract in which the Company is in the net receiving position. The Company anticipates that the counterparties will be able to fully satisfy their obligations under the agreements.

Interest rate derivative financial instruments receive hedge accounting treatment only if they are designated as a cash flow hedge and are expected to be, and are, effective in substantially reducing interest rate risk arising from the assets and liabilities identified as exposing the Company to risk. Those derivative financial instruments that do not meet specified hedging criteria are recorded at fair value with changes in fair value recorded in income. If periodic assessment indicates derivatives no longer provide an effective hedge, the derivative contracts would be closed out and settled, or classified as a trading activity.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1. Summary of Significant Accounting Policies, Continued

Transfers of financial assets:

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (l) the assets have been isolated from the Company - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity or the ability to unilaterally cause the holder to return specific assets.

Income taxes:

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Management performs an evaluation of all income tax positions taken or expected to be taken in the course of preparing the Company’s income tax returns to determine whether the income tax positions meet a “more likely than not” standard of being sustained under examination by the applicable taxing authorities. Management has performed its evaluation of all income tax positions taken on all open income tax returns and has determined that there were no positions taken that do not meet the “more likely than not” standard. Accordingly, there are no provisions for income taxes, penalties or interest receivable or payable relating to uncertain income tax positions in the accompanying financial statements.

The Company recognizes interest and penalties on income taxes as a component of income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction, the state of Tennessee, the state of Kentucky and state of North Carolina. The Company is no longer subject to U.S. federal income tax examinations by tax authorities of years before 2022. The State of Tennessee has a statute of limitations of four years as does the State of Kentucky; therefore, the Company’s 2021 through 2024 franchise and excise tax returns remain subject to examination.

The Company files consolidated income tax returns with its subsidiary.

Advertising costs:

The Company follows the policy of charging the costs for advertising to expense as incurred. Advertising expense charged to operations was $235,471 and $181,064 for the years ended December 31, 2025 and 2024, respectively.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1. Summary of Significant Accounting Policies, Continued

Comprehensive income:

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized gains and losses on available-for-sale securities.

Revenue from contracts with customers:

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. Following is a discussion of key revenues within the scope of Topic 606:

Customer service fees: Revenue from customer service charges is earned through account servicing, overdraft, non-sufficient funds, and other deposit-related services. Revenue is recognized for these services either over time, corresponding with deposit accounts’ monthly cycle, or at point in time for transaction-related services and fees. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

Net realized gains on sale of foreclosed assets: Net realized gains on sales of foreclosed assets is recognized when the buyer obtains control, which generally occurs at the time of an executed deed. The Company believes this criterion is met when the buyer closes on the property and the Company has no other performance obligations.

Net gains on sale of premise and equipment: Net realized gains on sales of premise and equipment is recognized when the buyer obtains control, which generally occurs at the time the of an executed deed or transfer of title. The Company believes this criterion is met when the buyer closes on the property or equipment and the Company has no other performance obligations.

ATM/debit card fees: ATM fees represent charges to customers for transactions completed at the Bank’s ATMs or through third-party ATMs, including cash withdrawals, balance inquiries, and other ATM-related services. The Bank recognizes revenue from ATM fees at the point in time when the customer completes the transaction, which is the point when the Bank satisfies its performance obligation. For each debit card transaction, the Bank charges a fee, typically a fixed amount, which is recognized as revenue upon the completion of the transaction. The performance obligation is considered satisfied when the transaction is processed and the requested service is provided to the customer.

Other Income: The other income includes insurance commissions, letter of credit fee, management fee income, safe deposit box rent, investments services income, rental income and miscellaneous income. The Bank recognizes the revenue at point in time as these are transaction-related services except for rental income which is recognized over time due to the monthly cycle.

Stock-Based Compensation:

Compensation cost is recognized for restricted stock and restricted stock unit awards issued to employees and directors, based on the fair value of these awards at the date of grant based on the market price of the Company’s common stock at the date of grant.

Compensation cost is recognized over the requisite service period, generally defined as the vesting period. The Company’s accounting policy is to recognize forfeitures as they occur.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 1. Summary of Significant Accounting Policies, Continued

Segment Reporting:

While the chief decision-makers monitor the revenue streams of various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to aggregated in one reportable operating segment.

Adoption of new accounting standards:

ASU 2023-09, Improvements to Income Tax Disclosures

This ASU enhances income tax disclosures by requiring public business entities to disclose additional qualitative and quantitative information about the reconciliation of the effective tax rate to the statutory federal rate, including disaggregated information for federal, state, and foreign income taxes, as well as greater detail regarding reconciling items that exceed a specified threshold. The amendments are effective for annual reporting periods beginning after December 15, 2024 and were applied on a retrospective basis. The Company adopted ASU 2023-09 effective January 1, 2025. Adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, but resulted in expanded income tax disclosures.

Newly issued accounting standards updates:

ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopin 220-40) – Disaggregation of Income Statement Expenses:

The amendments in this Update require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period entity:

●	Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization as part of oil and gas-producing activities included in each relevant expense caption.

●	Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.

●	Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.

The amendments are effective for annual periods beginning after December 15, 2026. The amendments should be applied on a prospective basis. These amendments should be applied (1) prospectively to financial statements issued after effective date of this Update or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of this standard as well as the impact on the financial statements and disclosures.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 2. Restriction on Cash and Due from Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. As of December 31, 2025 and December 31, 2024, there was no reserve requirement since the Federal Reserve lowered the reserve rate to 0% for both years.

Note 3. Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
U.S. Government and federal agency	$14,830,375	$-	$-	$14,830,375
U.S. Government-sponsored enterprises (GSEs)	5,395	-	-	5,395
Mortgage-backed:
GSE residential	13,295,371	44,013	(552,361)	12,787,023
State and political subdivisions	15,780,242	13,988	(280,351)	15,513,879
	$43,911,383	$58,001	$(832,712)	$43,136,672

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
U.S. Government and federal agency	$15,276,583	$-	$(7,938)	$15,268,645
U.S. Government-sponsored enterprises (GSEs)	55,792	-	(263)	55,529
Mortgage-backed:
GSE residential	17,084,785	7,733	(949,087)	16,143,431
State and political subdivisions	17,253,763	144	(783,896)	16,470,011
	$49,670,923	$7,877	$(1,741,184)	$47,937,616

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 3. Securities, Continued

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Held-to-maturity securities:
U.S. Government and federal agency	$42,681,410	$2,286	$(805,096)	$41,878,600
U.S. Government-sponsored enterprises (GSEs)	13,599,444	-	(290,909)	13,308,535
Mortgage-backed:
GSE residential	37,534,375	175,285	(2,185,363)	35,524,297
State and political subdivisions	3,912,892	12,509	(180,955)	3,744,446
	$97,728,121	$190,080	$(3,462,323)	$94,455,878

	December 31, 2024
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Held-to-maturity securities:
U.S. Government and federal agency	$87,467,213	$-	$(3,027,363)	$84,439,850
U.S. Government-sponsored enterprises (GSEs)	19,270,853	-	(711,256)	18,559,597
Mortgage-backed:
GSE residential	19,030,532	-	(3,166,401)	15,864,131
State and political subdivisions	2,448,356	-	(269,776)	2,178,580
	$128,216,954	$-	$(7,174,796)	$121,042,158

The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. Based on management’s review, the Company’s held-to-maturity securities have no expected credit losses and no related allowance for credit losses has been established.

U.S. Government sponsored enterprises include entities such as Federal Nation Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 3. Securities, Continued

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities at December 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Within one year	$18,186,821	$18,170,631	$38,116,366	$37,734,560
One to five years	6,142,403	6,041,273	20,598,285	19,740,682
Five to ten years	4,337,970	4,222,285	98,458	100,102
After ten years	1,948,818	1,915,460	1,380,637	1,356,237
Mortgage-backed securities	13,295,371	12,787,023	37,534,375	35,524,297
Totals	$43,911,383	$43,136,672	$97,728,121	$94,455,878

The market value of securities pledged as collateral, to secure public deposits and for other purposes, was $137,592,549 and $168,979,774 at December 31, 2025 and 2024, respectively.

The book value of securities sold under agreements to repurchase amounted to $3,251,290 and $3,391,565 and at December 31, 2025 and 2024, respectively.

There were no sales of available-for-sale securities during the year ended December 31, 2025 and 2024.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position on December 31, 2025 and December 31, 2024.

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Available-for-sale
Securities
U.S. Government and federal agency	$-	$-	$-	$-	$-	$-
U.S. Government sponsored enterprises (GSEs)	-	-	-	-	-	-
Mortgage-backed:
GSE residential	1,495,320	(7,133)	7,504,304	(545,228)	8,999,624	(552,361)
State and political subdivisions	1,475,852	(9,631)	12,056,009	(270,720)	13,531,861	(280,351)
Total	$2,971,172	$(16,764)	$19,560,313	$(815,948)	$22,531,485	$(832,712)

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 3. Securities, Continued

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

As of December 31, 2025, the Company had 117 securities in an unrealized loss position. No ACL has been recognized on any securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon an analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to available for sale securities and in consideration of historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company does not have the intent to sell any of the securities classified in the tables above and believes that it is more likely than not that they will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 4. Loans and Allowance for Credit Losses

Portfolio segmentation:

At December 31, 2025 and 2024, the Company’s loans consist of the following:

	2025	2024
Real estate secured:
Commercial	$1,113,439,836	$1,006,206,845
Construction and land development	176,688,073	199,799,772
Residential	377,942,535	369,308,057
Other	14,823,962	16,815,790
Total real estate secured	1,682,894,406	1,592,130,464

Commercial	174,248,316	201,593,312
Consumer	15,416,544	15,213,998
Other	7,450,885	6,744,117
Total loans	1,880,010,151	1,815,681,891
Less
Net deferred loan fees, premiums and discounts	6,476,912	8,684,887
Allowance for credit losses	18,096,173	18,205,421
Net loans	$1,855,437,066	$1,788,791,583

For purposes of the disclosures, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. There are four loan portfolio segments that include real estate secured, commercial, consumer and other loans. A class is generally determined based on the initial measurement attribute, risk characteristic of the loan, and an entity’s method for monitoring and assessing credit risk. Classes within the real estate secured portfolio segment include commercial, construction and land development, residential, and other. Commercial, consumer and other loans are a class in itself.

Portfolio segmentation, continued:

Risk characteristics relevant to each portfolio segment and class are as follows:

Commercial real estate: Commercial real estate loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms and type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans. Non-owner-occupied commercial real estate loans are loans secured by multifamily and commercial properties where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. These loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail properties. Owner-occupied commercial real estate loans are loans where the primary source of repayment is the cash flow from the ongoing operations and business activities conducted by the party, or affiliate of the party, who owns the property.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 4. Loans and Allowance for Credit Losses, Continued

Portfolio segmentation, continued:

Construction and land development: Loans for non-owner-occupied real estate construction or land development are generally repaid through cash flow related to the operation, sale or refinance of the property. The Company also finances construction loans for owner-occupied properties. A portion of the Company’s construction and land portfolio segment is comprised of loans secured by residential product types (residential land and single-family construction). With respect to construction loans to developers and builders that are secured by non-owner-occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have an existing relationship with the Company and have a proven record of success. Construction and land development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates, market sales activity, and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15 to 30 year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes home equity loans which are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their home. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum Loan-to-Value (LTV), minimum credit scores, a maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in these residential property values impact the depth of potential losses in this portfolio segment.

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

Consumer: The consumer loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures. Consumer loans may be secured or unsecured and are usually structured with short- or medium-term maturities. These loans are underwritten and approved based on a number of consumer credit quality criteria including limits on maximum LTV on secured consumer loans, minimum credit scores, and maximum debt to income. Many traditional forms of consumer installment credit have standard monthly payments and fixed repayment schedules of one to five years. These loans are made with either fixed or variable interest rates that are based on various indices. Installment loans fill a variety of needs, such as financing the purchase of an automobile, a boat, a recreational vehicle, or other large personal items, or for consolidating debt. These loans may be unsecured or secured by an assignment of title, as in an automobile loan, or by money in a bank account. In addition to consumer installment loans, this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

Other: The other loan portfolio segment primarily consists of tax-exempt commercial loans, undisbursed loans of all types, and unpaid overdrafts on deposit accounts.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 4. Loans and Allowance for Credit Losses, Continued

Allowance for credit losses on loans:

The allowance for credit losses represents an allowance for expected losses over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

The following tables detail activity in the allowance for credit losses by portfolio segment for the period ended December 31, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

As of December 31, 2025
(Dollars are in thousands)	Beginning balance	Charge offs	Recoveries	Provision	Ending balance
Real estate secured:
Commercial	$10,380	$(301)	$151	$808	$11,038
Construction and land development	2,240	-	201	(472)	1,969
Residential	3,471	(121)	64	122	3,536
Other	1	-	-	94	95
Total real estate secured	16,092	(422)	416	552	16,638
Commercial	1,776	(362)	11	(288)	1,137
Consumer	338	(251)	83	102	272
Other	(1)	-	-	50	49
Total loans	$18,205	$(1,035)	$510	$416	$18,096

As of December 31, 2024
(Dollars are in thousands)	Beginning balance	Charge offs	Recoveries	Provision	Ending balance
Real estate secured:
Commercial	$8,243	$(49)	$75	$2,111	$10,380
Construction and land development	2,019	-	-	221	2,240
Residential	3,449	(52)	9	65	3,471
Other	56	-	-	(55)	1
Total real estate secured	13,767	(101)	84	2,342	16,092
Commercial	2,164	(177)	54	(265)	1,776
Consumer	439	(151)	32	18	338
Other	265	-	-	(266)	(1)
Total loans	$16,635	$(429)	$170	$1,829	$18,205

Credit quality indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $250,000 and non-homogeneous loans, such as commercial real estate loans. This analysis is performed on an annual basis.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 4. Loans and Allowance for Credit Losses, Continued

Credit quality indicators, continued:

The Company uses the following definitions for risk ratings:

Pass – Loans in this category are considered to have a low likelihood of loss based on relevant information analyzed about the ability of the borrowers to service their debt and other factors.

Special Mention – Loans in this category are currently protected but are potentially weak, including adverse trends in the borrower’s operations, credit quality or financial strength. Those loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitute an unwarranted risk in light of the circumstances. Special mention loans have potential weaknesses which may, if not checked or corrected, weaken the loan or inadequately protect the Company’s credit position at some future date.

Substandard – A substandard loan is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans classified as substandard must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt; they are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 4. Loans and Allowance for Credit Losses, Continued

Credit quality indicators, continued:

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025:

								Revolving
							Revolving	to term
	2025	2024	2023	2022	2021	Prior	loans	loans	Total
Real estate secured:
Commercial
Pass	$102,885,714	$111,666,784	$162,830,567	$281,669,895	$190,324,863	$241,290,993	$13,862,876	$-	$1,104,531,692
Special mention	-	-	7,930,006	-	219,733	664,268	-	-	8,814,007
Substandard	94,137	-	-	-	-	-	-	-	94,137
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial	$102,979,851	$111,666,784	$170,760,573	$281,669,895	$190,544,596	$241,955,261	$13,862,876	$-	$1,113,439,836
Current period gross charge-offs	$-	$-	$-	$17,534	$-	$283,786	$-	$-	$301,320

Construction and land development
Pass	$53,196,910	$43,520,877	$12,473,607	$15,620,448	$8,620,865	$8,627,110	$33,953,780	$-	$176,013,567
Special mention	78,318	-	-	-	-	-	-	-	78,318
Substandard	-	-	560,322	-	-	35,836	-	-	596,158
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	$53,275,228	$43,520,877	$13,033,929	$15,620,448	$8,620,865	$8,662,946	$33,953,780	$-	$176,688,073
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$32,828,788	$34,638,627	$35,463,653	$58,094,457	$41,323,508	$130,758,970	$38,474,995	$-	$371,582,998
Special mention	-	-	-	-	-	689,694	143,093	-	832,787
Substandard	-	535,978	622,007	494,536	99,402	3,774,827	-	-	5,526,750
Doubtful	-	-	-	-	-	-	-	-	-
Total residential	$32,828,788	$35,174,605	$36,085,660	$58,588,993	$41,422,910	$135,223,491	$38,618,088	$-	$377,942,535
Current period gross charge-offs	$-	$-	$-	$-	$-	$120,509	$-	$-	$120,509

Other
Pass	$220,500	$212,339	$1,944,007	$1,143,176	$-	$10,845,718	$458,222	$-	$14,823,962
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total other	$220,500	$212,339	$1,944,007	$239,878	$-	$10,845,718	$458,222	$-	$14,823,962
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total real estate loans	$189,304,367	$190,574,605	$221,824,169	$265,057,401	$240,588,371	$396,687,416	$86,892,966	$-	$1,682,894,406
Total real estate loans – current period gross charge - offs	$-	$-	$-	$17,534	$-	$404,295	$-	$-	$421,829

Non-real estate secured
Commercial
Pass	$33,125,842	$14,281,843	$37,968,734	$26,640,349	$4,973,672	$16,544,998	$39,788,460	$-	$173,323,928
Special mention	-	-	480,232	-	77,839	234,821	-	-	792,892
Substandard	-	-	88,924	-	-	42,572	-	-	131,496
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial	$33,125,872	$14,281,843	$38,537,890	$12,962,527	$5,051,511	$16,822,391	$39,788,460	$-	$174,248,316
Current period gross charge-offs	$-	$-	$7,141	$347,229	$8,000	$-	$-	$-	$362,370

Consumer
Pass	$9,808,038	$3,107,808	$990,245	$299,800	$368,676	$322,733	$419,757	$-	$15,317,057
Special mention	16,814	-	-	-	-	3,917	-	-	20,731
Substandard	5,724	22,156	-	18,030	-	31,802	1,044	-	78,756
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer	$9,830,576	$3,129,964	$990,245	$317,830	$368,676	$358,452	$420,801	$-	$15,416,544
Current period gross charge-offs	$1,063	$33,033	$11,021	$12,467	$-	$8,208	$185,083	$-	$250,875

Other
Pass	$161,113	$5,054,100	$1,172,892	$-	$-	$125,092	$937,688	$-	$7,450,885
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total others	$161,113	$5,054,100	$1,172,892	$-	$-	$125,092	$937,688	$-	$7,450,885
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total loans	$232,421,928	$213,040,512	$262,525,196	$383,980,691	$246,008,558	$413,993,351	$128,039,915	$-	$1,880,010,151
Total current period gross charge-offs	$1,063	$33,033	$18,162	$377,230	$8,000	$412,503	$185,083	$-	$1,035,074

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 4. Loans and Allowance for Credit Losses, Continued

Credit quality indicators, continued:

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2024:

								Revolving
							Revolving	to term
	2024	2023	2022	2021	2020	Prior	loans	loans	Total
Real estate secured:
Commercial
Pass	$74,062,572	$134,177,320	$281,634,276	$200,968,090	$48,180,246	$251,402,010	$11,687,742	$-	$1,002,112,256
Special mention	-	-	217,387	2,554,211	255,730	578,113	-	-	3,605,441
Substandard	-	-	131,353	-	45,110	312,685	-	-	489,148
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial	$74,062,572	$134,177,320	$281,983,016	$203,522,301	$48,481,086	$252,292,808	$11,687,742	$-	$1,006,206,845
Current period gross charge-offs	$-	$-	$-	$-	$-	$48,560	$-	$-	$48,560

Construction and land development
Pass	$49,718,279	$57,789,669	$22,765,767	$16,986,717	$11,053,291	$5,665,441	$35,118,777	$-	$199,097,941
Special mention	-	-	-	-	407,846	293,985	-	-	701,831
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	$49,718,279	$57,789,669	$22,765,767	$16,986,717	$11,461,137	$5,959,426	$35,118,777	$-	$199,799,772
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$26,437,836	$36,617,917	$64,512,640	$44,308,505	$40,298,138	$112,643,931	$39,132,829	$-	$363,951,796
Special mention	-	-	-	-	-	720,903	144,380	-	865,283
Substandard	491,732	74,062	515,481	-	54,639	3,355,064	-	-	4,490,978
Doubtful	-	-	-	-	-	-	-	-	-
Total residential	$26,929,568	$36,691,979	$65,028,121	$44,308,505	$40,352,777	$116,719,898	$39,277,209	$-	$369,308,057
Current period gross charge-offs	$-	$-	$-	$4,143	$-	$48,361	$-	$-	$52,504

Other
Pass	$222,509	$2,295,430	$1,603,658	$239,878	$299,467	$10,861,737	$1,293,111	$-	$16,815,790
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total other	$222,509	$2,295,430	$1,603,658	$239,878	$299,467	$10,861,737	$1,293,111	$-	$16,815,790
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total real estate loans	$150,932,928	$230,954,398	$371,380,562	$265,057,401	$100,594,467	$385,833,869	$87,376,839	$-	$1,592,130,464
Total real estate loans – current period gross charge-offs	$-	$-	$-	$4,143	$-	$96,921	$-	$-	$101,064

Non-real estate secured
Commercial
Pass	$28,531,060	$53,548,762	$29,932,635	$12,926,112	$15,174,653	$12,004,986	$48,857,733	$-	$200,975,951
Special mention	-	543,282	-	-	-	-	-	-	543,282
Substandard	-	21,458	-	36,405	-	16,216	-	-	74,079
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial	$28,531,060	$54,113,502	$29,932,635	$12,962,527	$15,174,653	$12,021,202	$48,857,733	$-	$201,593,312
Current period gross charge-offs	$-	$-	$-	$73,978	$173	$102,504	$-	$-	$176,655

Consumer
Pass	$9,345,126	$2,771,310	$1,066,679	$633,186	$387,000	$351,779	$603,554	$-	$15,158,614
Special mention	-	-	-	-	7,810	-	-	-	7,810
Substandard	642	17,420	22,641	-	-	6,871	-	-	47,574
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer	$9,345,768	$2,788,730	$1,089,320	$633,186	$394,810	$358,650	$603,554	$-	$15,213,998
Current period gross charge-offs	$54,554	$16,651	$25,950	$363	$53,298	$-	$-	$-	$150,816

Other
Pass	$5,036,024	$1,292,956	$-	$-	$-	$165,595	$249,542	$-	$6,744,117
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total others	$5,036,024	$1,292,956	$-	$-	$-	$165,595	$249,542	$-	$6,744,117
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total loans	$193,845,779	$289,149,586	$402,402,517	$278,653,114	$116,163,930	$398,379,316	$137,087,648	$-	$1,815,681,890
Total current period gross charge-offs	$54,554	$16,651	$25,950	$78,484	$53,471	$199,425	$-	$-	$428,535

There were no loans classified in the Loss category as of December 31, 2025 and 2024. There were no revolving loans converted to term as of December 31, 2025 and 2024.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 4. Loans and Allowance for Credit Losses, Continued

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

The following table is a summary of the Company’s nonaccrual loans by major categories for the period indicated:

	December 31, 2025
	Nonaccrual	Nonaccrual	Total
	loans with	loans with	nonaccrual
	no allowance	an allowance	loans
Real estate secured:
Commercial	$-	$-	$-
Construction and land development	596,158	-	596,158
Residential	5,150,312	288,509	5,438,821
Other	-	-	-
Total real estate secured loans	5,746,740	288,509	6,034,979
Commercial	131,497	-	131,497
Consumer	78,756	-	78,756
Other	-	-	-
Total loans	$5,956,723	$288,509	$6,245,232

	December 31, 2024
	Nonaccrual	Nonaccrual	Total
	loans with	loans with	nonaccrual
	no allowance	an allowance	loans
Real estate secured:
Commercial	$444,038	$-	$444,038
Construction and land development	6,094	-	6,094
Residential	4,185,489	305,489	4,490,978
Other	-	-	-
Total real estate secured loans	4,635,621	305,489	4,941,110
Commercial	74,078	-	74,078
Consumer	43,824	-	43,824
Other	-	-	-
Total loans	$4,753,523	$305,489	$5,059,012

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 4. Loans and Allowance for Credit Losses, Continued

Nonaccrual and past due loans, continued:

There was no interest income recognized on nonaccrual loans during the years ended December 31, 2025 or 2024.

Aging analysis:

The following table presents an aging analysis of past due loans by category as of period indicated below:

As of December 31, 2025	Loans 30-59 days past due	Loans 60-89 days past due	Accruing loans 90 or more days past due	Nonaccrual loans	Total noncurrent loans	Current loans	Total loans
Real estate secured:
Commercial	$259,065	$-	$-	$-	$259,065	$1,113,180,771	$1,113,439,836
Construction and land development	35,176	-	-	596,158	631,334	176,056,739	176,688,073
Residential	4,199,811	1,346,718	-	5,438,821	10,985,350	366,957,185	377,942,535
Other	-	-	-	-	-	14,823,962	14,823,962
Total real estate secured	4,494,052	1,346,718	-	6,034,979	11,875,749	1,671,018,657	1,682,894,406
Commercial	136,485	186,241	-	131,497	454,223	173,794,093	174,248,316
Consumer	65,466	48,083	-	78,756	192,305	15,224,239	15,416,544
Other	-	-	-	-	-	7,450,885	7,450,885
Total loans	$4,696,003	$1,581,042	$-	$6,245,232	$12,522,277	$1,867,487,874	$1,880,010,151

As of December 31, 2024	Loans 30-59 days past due	Loans 60-89 days past due	Accruing loans 90 or more days past due	Nonaccrual loans	Total noncurrent loans	Current loans	Total loans
Real estate secured:
Commercial	$426,560	$-	$-	$444,038	$870,598	$1,005,336,247	$1,006,206,845
Construction and land development	211,228	27,149	-	6,094	244,471	199,555,301	199,799,772
Residential	5,346,415	658,875	-	4,490,978	10,496,268	358,811,789	369,308,057
Other	-	-	-	-	-	16,815,790	16,815,790
Total real estate secured	5,984,203	686,024	-	4,941,110	11,611,337	1,580,519,127	1,592,130,464
Commercial	111,514	306,153	-	74,078	491,746	201,101,566	201,593,312
Consumer	114,427	3,118	2,202	43,824	163,570	15,050,427	15,213,998
Other	-	-	-	-	-	6,744,117	6,744,117
Total loans	$6,210,144	$995,295	$2,202	$5,059,012	$12,266,653	$1,803,415,238	$1,815,681,891

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 4. Loans and Allowance for Credit Losses, Continued

Collateral-dependent loans:

Collateral-dependent loans are loans where repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. If the Company determines that foreclosure is probable, these loans are written down to the lower of cost or collateral value less estimated costs to sell. When repayment is expected to be from the operation of the collateral, the allowance for credit losses is calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the allowance for credit loss as the amount by which the amortized cost basis of the financial asset exceeded the estimated fair value of the collateral. The following table provides a summary of collateral-dependent loans by collateral type as of December 31, 2025 and 2024.

Collateral type	2025	2024
Single Family Residence	$1,958,890	$1,721,316
Commercial Real Estate	-	255,730
Land	560,322	293,985
	$2,519,212	$2,271,031

The carrying amount of purchased credit deteriorated loans at December 31, 2025 and 2024 are as follows:

	2025	2024
Real estate secured:
Commercial	$3,017,002	$5,038,501
Construction and land development	2,306,911	2,383,036
Residential	1,662,178	1,768,090
Other	-	-
Total real estate secured	6,986,091	9,189,627
Commercial	1,730,050	5,206,784
Consumer	3,917	7,810
Other	-	-
Total loans	$8,720,058	$14,404,221

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 4. Loans and Allowance for Credit Losses, Continued

Modifications to borrowers experiencing financial difficulty:

The Company periodically provides modifications to borrowers experiencing financial difficulty. These modifications include either payment deferrals, term extensions, interest rate reductions, principal forgiveness or combinations of modification types. The determination of whether the borrower is experiencing financial difficulty is made on the date of the modification. When principal forgiveness is provided, the amount of principal forgiveness is charged off against the allowance for credit losses with a corresponding reduction in the amortized cost basis of the loan. A modified loan is tracked for at least 12 months following the modifications granted.

At December 31, 2025 and 2024, loans modified to borrowers experiencing financial difficulty during the year were immaterial. The Company has no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans on December 31, 2025 and 2024.

Unfunded commitments:

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, as well as both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The allowance for credit losses for unfunded loan commitments of $117,534 and $70,000 at December 31, 2025 and 2024, respectively, is separately classified on the consolidated balance sheet within other liabilities.

Note 5. Premises and Equipment

	2025	2024

Land and land improvements	$17,199,368	$17,350,753
Buildings and improvements	48,312,176	47,159,512
Furniture, fixtures and equipment	13,285,338	13,557,620
Construction in progress	416,217	459,288
	79,213,099	78,527,173
Less: Accumulated depreciation	(29,447,897)	(28,238,795)
Total	$49,765,202	$50,288,378

Depreciation expense, included in depreciation and amortization on the consolidated statements of income, for the years ended December 31, 2025, and 2024 amounted to $2,137,698 and $2,301,828, respectively.

Construction in progress includes capital expenditures for branch renovations and construction of a new branch. Branch renovations are substantially complete and estimated costs to complete are insignificant. Estimated cost to complete the new branch cannot be reasonably estimated as construction has not been started as information necessary for construction bids has not been completed.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 6. Other Intangible Assets

Goodwill:

The change in goodwill during the year is as follows:

	2025	2024

Beginning of year	$8,514,092	$8,510,852
Adjustments	(3,240)	3,240
End of year	$8,510,852	$8,514,092

Core Deposit Intangibles (CDI):

The carrying basis and accumulated amortization of core deposit intangibles on December 31 were:

	2025	2024

Gross balance	$13,061,936	$13,061,936
Accumulated amortization	8,805,554	7,236,968
Carrying amount	$4,256,382	$5,824,968

The change in core deposit intangibles during the year is as follows:

	2025	2024

Beginning of year	$5,824,968	$7,632,399
Amortization	(1,568,586)	(1,807,431)
End of year	$4,256,382	$5,824,968

The estimated amortization expense of CDI for each of the following five years and thereafter is:

2026	$1,522,214
2027	1,183,335
2028	1,114,976
2029	435,857
Total	$4,256,382

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 7. Time Deposits

Time deposits in denominations of $250,000 or more were $109,582,584 and $94,566,467 on December 31, 2025 and December 31, 2024, respectively. Brokered deposits were $47,979,000 and $174,918,000 on December 31, 2025 and December 31, 2024, respectively.

At December 31, 2025, the scheduled maturities of time deposits are as follows:

2026	$436,081,678
2027	32,724,641
2028	9,622,697
2029	3,240,794
2030	5,362,679
$487,032,489

Note 8. Short-Term Borrowings

Short-term borrowings included the following at December 31:

	2025	2024
Securities sold under repurchase agreements	$3,251,290	$3,391,566
FHLB Cash Management Advance	75,000,000	-
Fed Funds Purchased	10,000,000	-
Total short-term borrowings	$88,251,290	$3,391,566

Securities sold under agreements to repurchase generally mature within one day to four days from the transaction date. The weighted average interest rate on December 31, 2025 and 2024 was 2.57% and 3.27%, respectively. The maximum month-end balance during 2025 and 2024 was $6,632,284 and $6,046,056, respectively. The average outstanding balance during the years ended December 31, 2025 and 2024 amounted to $4,846,327 and $4,519,370, respectively, with an average rate paid of 2.64% and 3.53%, respectively. Securities sold under agreements to repurchase are collateralized by securities with fair market values exceeding the total balance of the agreement.

As of December 31, 2025, the Company has a short-term FHLB cash management advance totally $75,000,000. This borrowing had an interest rate of 3.89% and matures on March 30, 2026

As of December 31, 2025, the Company had federal funds purchased totaling $10,000,000. These borrowings had a weighted average interest rate of 4.05% and a maturity of 14 days.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 9. Long-Term Debt

FHLB advances and notes payable consisted of the following components:

	2025	2024
Federal Home Loan Bank advances, principal and interest payments of at fixed interest rates from 0.69% to 5.33%	$60,552,956	$65,580,576

Notes payable to Community Trust, principal and interest payments of $667,000 due quarterly beginning January 27, 2020, at the prime rate, with the balance due January 30, 2035, secured by Commercial Bancgroup, Inc. stock.	-	21,451,660

Trust Preferred Securities, interest payment due quarterly at SOFR plus 2.4%.	5,576,896	5,507,284

PBD Holdings, LLC Promissory Note, payment due quarterly at 3.75%, maturing September 2026.	12,457,509	13,233,122

Total	$78,587,361	$105,772,642

The FHLB advances are secured by mortgage loans totaling $638,653,000 at December 31, 2025. The advances, requiring monthly principal and interest payments at fixed interest rates from 0.69% to 5.33%, are subject to restrictions or penalties in the event of prepayment. These advances mature at various dates between 2026 and 2041.

On January 27, 2020, the Company executed a Loan Agreement with Community Trust Bank, Inc., Pikeville, Kentucky, to refinance the existing holding company debt. This loan was for $28,500,000 and was repayable in quarterly principal and interest payments based on a 15-year amortization at Prime Rate, daily adjustable. The company prepaid the outstanding balance of the loan in 2025.

With the acquisition of Citizens Bank on January 2, 2018, the Company assumed Citizens Bank Capital Trust (the “Trust”). The Trust was formed during 2004 as a statutory trust formed under the laws of the state of Delaware and is wholly owned by the Company. In September 2004, the Trust issued variable rate preferred securities with an aggregate liquidation amount of $6,000,000 ($1,000 per preferred security) to a third-party investor. The Company then issued variable rate junior debentures aggregating $6,186,000 to the Trust. The junior subordinated debentures are the sole assets of the Trust. The junior subordinated debentures and the preferred securities pay interest and dividends, respectively, on a quarterly basis, at a variable interest rate equal to the three-month SOFR plus 2.40% adjusted quarterly which was 6.41% and 6.89% on December 31, 2025 and December 31, 2024, respectively. These junior subordinated debentures will mature in 2034, at which time the preferred securities can be redeemed. The junior subordinated debentures and preferred securities can be redeemed, in whole or in part, beginning October 7, 2009, at a redemption price of $1,000 per preferred security. The Company has provided a full, irrevocable, and unconditional guarantee on a subordinated basis of the obligations of the Trust under the preferred securities in the event of the occurrence of an event of default, as fined in such guarantee. The trust agreement contains provisions that enable the Company to defer making interest payments for a period of up to five years. However, the Company would be restricted from paying dividends on or redeeming its common stock during any deferral.

The face amount of the subordinated debentures at December 31, 2025 and December 31, 2024, is $6,186,000. Unamortized discount is $609,104 and $678,716 at December 31, 2025 and December 31, 2024, respectively.

Aggregate annual maturities of long-term debt at December 31, 2025, are:

Debt
2026	$12,606,826
2027	304,433
2028	99,305
2029	292,907
2030	11,308
Thereafter	65,272,582
$78,587,361

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 10. Income Taxes

The provision for income taxes includes these components:

	2025	2024
Taxes currently payable
Federal	$9,290,556	$9,301,169
State	1,158,416	725,745
Total Current	10,448,972	10,026,914

Deferred income taxes
Federal	(289,857)	(838,604)
State	62,064	(302,115)
Total Deferred	(227,793)	(1,140,719)

Income tax expense	$10,221,179	$8,886,195

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2025		2024
	Amount	Percent	Amount	Percent
Computed at the statutory rate	$9,930,934	21.00%	$8,520,115	21.00%
State income taxes, net of federal income tax effect*	964,179	2.04%	334,668	0.82%
Tax credit investments	(74,054)	-0.16%	(126,598)	-0.31%
Nontaxable or nondeductible items
Tax exempt income, net of interest expense disallowance	(124,415)	-0.26%	(116,015)	-0.29%
Bank-owned life insurance	(271,307)	-0.57%	(251,700)	-0.62%
Transaction expenses	-	0.00%	135,148	0.33%
Change in valuation allowance	(59,854)	-0.13%	323,761	0.80%
Other items, net	(144,304)	-0.31%	66,816	0.16%
	$10,221,179	21.61%	$8,886,195	21.90%

*	State taxes in Kentucky and Tennessee made up the majority (greater than 50 percent) of the tax effect in this category.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 10. Income Taxes, Continued

The significant components of deferred tax assets and liabilities as of December 31, 2025 and 2024, are presented below.

The tax effect of temporary differences related to deferred taxes shown on the balance sheet were:

	2025	2024
Deferred tax assets
Allowance for credit losses	$4,420,605	$4,351,118
Valuation allowance for foreclosed assets	63,636	266,128
Deferred compensation	148,873	242,513
Loan marks	558,490	1,193,812
Accrued expenses	-	449,624
Deferred loan fees	851,370	778,767
Stock compensation	31,514	668,233
Other	711,798	796,889
Net operating loss, net of valuation allowance	2,595,608	2,661,417
Unrealized losses on available-for-sale securities	238,795	542,685
	9,620,689	11,951,186
Valuation allowance	(1,935,803)	(1,995,657)
Total assets	$7,684,886	$9,995,529

Deferred tax liabilities
Depreciation	$(3,986,561)	$(5,012,260)
FHLB stock dividends	(76,749)	(386,675)
Deposit-based intangibles	(1,085,388)	(1,493,984)
Other	(448,396)	(884,090)
Gain on purchase of bank	(1,085,008)	(1,099,639)
Total liabilities	(6,682,102)	(8,876,648)
Net deferred tax asset	$1,002,784	$1,078,881

The Company has deferred tax assets of and $2,595,608 and $2,661,417 at December 31, 2025 and 2024, respectively, relating to federal net operating loss (NOL) carryforwards from the acquisitions of the National Bank of Tennessee (NBT), Newport, Tennessee, Citizens Bank of New Tazewell (Citizens), New Tazewell, Tennessee, and AB&T Financial Corporation and Alliance Bank & Trust Company (AB&T), Gastonia, North Carolina. Both NOLs are subject to limitation under IRC §382. A portion of the federal NOL generated by NBT and AB&T will expire unused due to §382 limits. A valuation allowance is recorded for the amount that will expire unused. The NOL generated by Citizens is expected to be fully utilized and no valuation allowance is recorded related to the Citizens NOL.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 10. Income Taxes, Continued

Income taxes paid (net of refunds received) were as follows:

	2025	2024
Income taxes paid (received)
Federal taxes paid	$8,940,530	$7,900,000
State and city taxes paid
Kentucky	*	500,000
North Carolina	135,000	*
Tennessee	425,000	1,350,000
Total state and city taxes paid	560,000	1,850,000
Total income taxes paid	$9,500,530	$9,750,000

*	Jurisdiction below the 5 percent of total income taxes paid (net of refunds) threshold for the period presented.

Note 11. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes as of December 31, 2025 and December 31, 2024, that the Bank meets all capital adequacy requirements to which is subject. In addition to these requirements, the Bank is subject to an institution specific capital conservation buffer, which must exceed 2.50%, to avoid limitations on distributions and discretionary bonus payments.

As of December 31, 2025, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 11. Regulatory Matters, Continuted

The Banks’ actual capital amounts and ratios are presented in the table (dollars in thousands).

					Minimum
					to be well
			Minimum		capitalized under
			for capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount Ratio
As of December 31, 2025:
Total capital (to risk-weighted assets)	$255,727	13.5%	$151,732	8.0%	$189,665	10.0%

Tier I capital (to risk-weighted assets)	$237,827	12.5%	$113,799	6.0%	$151,732	8.0%

Common equity Tier 1 capital (to risk-weighted assets)	$237,827	12.5%	$85,349	4.5%	$123,282	6.5%

Tier 1 capital (to average assets)	$237,827	10.8%	$88,218	4.0%	$110,272	5.0%

					Minimum
					to be well
			Minimum		capitalized under
			for capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total capital (to risk-weighted assets)	$253,949	13.5%	$150,920	8.0%	$188,650	10.0%

Tier I capital (to risk-weighted assets)	$235,674	12.5%	$113,190	6.0%	$150,920	8.0%

Common equity Tier 1 capital (to risk-weighted assets)	$235,674	12.5%	$84,892	4.5%	$122,622	6.5%

Tier 1 capital (to average assets)	$235,674	10.6%	$89,209	4.0%	$111,511	5.0%

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 12. Related-Party Transactions

At December 31, 2025 and December 31, 2024, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties). The following table summarizes related party loans:

	2025	2024
Loans, beginning of year	$69,274,462	$72,534,349
Advances	6,355,791	3,923,049
Repayments	(4,396,650)	(2,405,521)
Changes in related parties	-	(4,777,415)
Loans, end of year	$71,233,603	$69,274,462

Deposits from related parties held by the Company at December 31, 2025 and 2024 totaled $47,687,527 and $26,018,291, respectively.

In management’s opinion, such loans and other extensions of credit and deposits were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectability or present other unfavorable features.

Note 13. Employee Benefits

401(k) and deferred compensation plans:

The Bank has a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to 50% of their compensation with the Bank matching 100% of the employee’s contribution on the first 2% of the employee’s compensation and 50% on the next 4% contributed by the employee. Employer contributions, including a discretionary profit- sharing contribution, charged to expense for 2025 and 2024 were $609,177 and $570,670, respectively.

Also, the Bank has a deferred compensation agreement with certain active and retired officers. The Bank has recognized a liability for such agreements in the amounts of $582,576 and $943,921 for the years ended December 31, 2025 and December 31, 2024, respectively and are included in other liabilities on the consolidated balance sheets. The charge to expense for the agreements was $83,285 and $43,579 for 2025 and 2024.

Stock awards:

The Chief Executive Officer (CEO) was granted 35,938 shares of Commercial Bancgroup, Inc. stock in 2024. Prior to 2025, 35,938 shares were awarded annually contingent on the CEO employment with the Company as of December 31st of each year. Since the stock was not actively traded at the time of the awards, the Company’s best estimate of the fair value of the stock was book value per share as approved by the Company’s board of directors.

In addition, the board of directors approved an award of 107,812 shares of Commercial Bancgroup, Inc. stock for the successful acquisition of AB&T in 2024. Since the stock was not actively traded at the time of the awards, the Company’s best estimate of the fair value of the stock is book value per share as approved by the Company’s board of directors.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 13. Employee Benefits, Continued

Stock compensation expense for these awards was $2,143,530 for 2024.

Note 14. Stock-based compensation

Restricted Stock Units:

The Company grants restricted stock units (“RSUs”) to certain employees, officers, and members of the Board of Directors under the Company’s equity incentive plan. The equity incentive plan permits the grant up to 850,000 shares. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. RSUs do not carry voting rights or dividend rights until the underlying shares are issued.

RSUs are subject solely to time-based vesting conditions and generally vest over a service period of one to three years, with vesting occurring in equal annual installments, provided the grantee remains in continuous service with the Company through the applicable vesting date.

The grant-date fair value of RSUs is measured based on the closing market price of the Company’s common stock on the grant date. Compensation cost related to RSUs is recognized on a straight-line basis over the requisite service period and is recorded in the consolidated statements of operations within salaries and employee benefits. The Company accounts for forfeitures as they occur.

The following table summarizes RSU activity for the year ended December 31, 2025:

Weighted
Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at beginning of year	-	$-
Granted	45,783	24.02
Vested	-	-
Forfeited or cancelled	-	-
End of year	45,783	$24.02

As of December 31, 2025, unrecognized compensation cost related to unvested RSUs was $974,375, which is expected to be recognized over a weighted-average remaining vesting period of 1.64 years.

Upon vesting of RSUs, the Company may withhold shares to satisfy minimum statutory tax withholding requirements. Shares withheld for tax purposes are accounted for as equity transactions and are recorded as a reduction to additional paid-in capital. Cash paid for employee tax withholding obligations is classified as a financing activity in the consolidated statements of cash flows.

RSUs do not accrue dividend equivalents prior to vesting. Dividends declared on shares issued upon vesting are recognized in the period in which such dividends are paid.

Stock-based compensation expense related to RSUs was $124,375, and $0 for the years ended December 31, 2025, and 2024, respectively. Recognized tax benefit was not material for the year ended December 31, 2025.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 15. Leases

A lease is defined as a contract, or part of a contract, that covers the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2022 the Company adopted ASU No. 2016-02 Leases (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

Lessee accounting:

Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches and office space with terms extending through 2059. Substantially all leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding lease liability. The Company elected to use the optional transition method, which allowed for a modified retrospective method of adoption without restating comparable periods. The Company also elected the relief package of practical expedients for which there is no requirement to reassess existence of leases, their classification, and initial direct costs. The Company also applied the exemption for short-term leases with a term of less than one year and therefore does not recognize a lease liability or right-of-use asset on the balance sheet but instead recognizes lease payments as an expense over the lease term as appropriate.

The following table represents the consolidated balance sheets classification of the Company’s ROU assets and lease liabilities. The Company elected not to include short-term leases (i.e., leases with initial terms of twelve months or less), or equipment leases (deemed immaterial) on the consolidated balance sheets.

	Classification on	December 31,	December 31,
Lease	consolidated balance sheet	2025	2024
Operating lease
ROU asset	Other assets	$1,410,315	$1,530,735

Operating lease
liability	Other liabilities	$1,352,837	$1,541,545

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 15. Leases, Continued

The calculated amounts of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate was determinable, the Company utilized this rate at lease inception. For operating leases existing prior to January 1, 2023, the rate for the remaining lease term as of January 1, 2023 was used.

	2025	2024
Weighted-average remaining lease term for operating	19.74 years	19.73 years
Weighted-average discount rate for operating leases	3.25%	3.25%

Future undiscounted lease payments for operating leases with initial or remaining terms of one year or more as of December 31, 2025, were as follows:

Operating
leases
2026	$149,629
2027	149,264
2028	148,629
2029	148,629
2030	148,629
Thereafter	1,193,335
Total undisclosed lease payments	1,938,115
Amounts representing imputed interest	585,278
Net lease liabilities	$1,352,837

Total lease expense for 2025 and 2024 was approximately $167,000 and $264,000, respectively.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 16. Disclosures About Fair Value of Assets and Liabilities

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

Available-for-sale securities:

Where quoted market prices are available in an active market, securities are classified within Level l of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include all of the Company’s available-for-sale securities, consisting of U.S. Treasury, government agencies, municipals and mortgage-backed securities. Inputs used to estimate the fair value of Level 2 securities when pricing models are used include the security’s call date, maturity date, interest rate and current market interest rates. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Interest rate swap agreements:

The fair value is estimated using inputs including the remaining term of the agreement and current market interest rates, that are observable or that can be corroborated by observable marked data and, therefore, are classified within Level 2 of the valuation hierarchy.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 16. Disclosures About Fair Value of Assets and Liabilities, Continued

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31:

	December 31, 2025
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Fair	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government and federal agency	$14,830,375	$-	$14,830,375	$-
U.S. Government sponsored enterprises (GSEs)	5,395	-	5,395	-
Mortgage-backed:
GSE residential	12,787,023	-	12,787,023	-
State and political subdivision securities	15,513,879	-	15,513,879	-
Interest rate swaps	14,130,763	-	14,130,763	-
Liabilities
Interest rate swaps	14,130,763	-	14,130,763	-

	December 31, 2024
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Fair	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government and federal agency	$15,268,645	$-	$15,268,645	$-
U.S. Government sponsored enterprises (GSEs)	55,929	-	55,929	-
Mortgage-backed:
GSE residential	16,143,431	-	16,143,431	-
State and political subdivision securities	16,470,010	-	16,470,010	-
Interest rate swaps	22,178,477	-	22,178,477	-
Liabilities
Interest rate swaps	22,178,477	-	22,178,477	-

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

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 16. Disclosures About Fair Value of Assets and Liabilities, Continued

Collateral-dependent and individually evaluated:

The fair value of Collateral-dependent loans was primarily measured based on the value of the collateral securing these loans and classified within Level 3 of the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory, and/or accounts receivable. The Company determines the value of the collateral based on independent appraisals performed by qualified licensed appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Appraised values are discounted for costs to sell and may be discounted further based on management’s historical knowledge, changes in market conditions from the date of the most recent appraisal, and/or management’s expertise and knowledge of the customer and the customer’s business. Such discounts by management are subjective and are typically significant unobservable inputs for determining fair value. These loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors discussed above.

Foreclosed assets held for sale:

The fair value is estimated using the fair value method of measuring the amount of impairment. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. The fair value method is classified within Level 3 of the fair value hierarchy.

The following table presents the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31:

	2025
	Fair Value Measurements Using
	Fair value	(Level 1)	(Level 2)	(Level 3)
Foreclosed assets
held for sale	$-	$-	$-	$-
Collateral-dependent loans	$230,000	$-	$-	$230,000

	2024
	Fair Value Measurements Using
	Fair value	(Level 1)	(Level 2)	(Level 3)
Foreclosed assets
held for sale	$73,020	$-	$-	$73,020
Collateral-dependent loans	$230,000	$-	$-	$230,000

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 16. Disclosures About Fair Value of Assets and Liabilities, Continued

Foreclosed assets held for sale, continued:

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value at December 31:

	2025
			Significant
	Fair	Valuation	unobservable	Weighted
	value	techniques(1)	inputs	average
Foreclosed assets held for sale	$-	Appraisal	Estimated costs to sell	0%
Collateral-dependent loans	$230,000	Appraisal	Estimated costs to sell	8%

	2024
			Significant
	Fair	Valuation	unobservable	Weighted
	value	techniques(1)	inputs	average
Foreclosed assets held for sale	$73,020	Appraisal	Estimated costs to sell	25%
Collateral-dependent loans	$230,000	Appraisal	Estimated costs to sell	8%

(1)	The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not Collateral-dependent.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 16. Disclosures About Fair Value of Assets and Liabilities, Continued

Fair values of financial instruments:

The carrying amounts and estimated fair values of financial instruments not carried at fair value, at December 31, 2025 and 2024, are as follows:

	2025
	Carrying	Fair value measurements
	amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$144,318,929	$144,318,929	$-	$-	$144,318,929
Held-to-maturity securities
U.S. Government and federal agency	42,681,410	-	41,878,600	-	41,878,600
U.S. Government-sponsored enterprises (GSEs)	13,599,444	-	13,308,535	-	13,308,535
Mortgage-backed: GSE residential	37,534,375	-	35,524,297	-	35,524,297
State and political subdivisions	3,912,892	-	3,744,446	-	3,744,446
	97,728,121	-	94,455,878	-	94,455,878
Loans Receivable	1,855,434,066	-	-	1,820,894,000	1,820,894,000
Interest rate swaps	14,130,763	-	14,130,763	-	14,130,763

Financial Liabilities

Time Deposits	487,032,489	-	485,172,000	-	485,172,000
Long-Term borrowings	78,587,361	-	77,385,800	-	77,385,800
Short-Term borrowings	88,251,290	88,251,290	-	-	88,251,290
Interest rate swaps	14,130,763	-	14,130,763	-	14,130,763

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 16. Disclosures About Fair Value of Assets and Liabilities, Continued

Fair values of financial instruments, continued:

	2024
	Carrying	Fair value measurements
	amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$178,197,916	$178,197,916	$-	$-	$178,197,916
Held-to-maturity securities
U.S. Government and federal agency	87,467,213	-	84,439,850	-	84,439,850
U.S. Government-sponsored enterprises (GSEs)	19,270,853	-	18,559,597	-	18,559,597
Mortgage-backed: GSE residential	19,030,532	-	15,864,131	-	15,864,131
State and political subdivisions	2,448,356	-	2,178,581	-	2,178,581
	128,216,954	-	121,042,159	-	121,042,159

Loans Receivable	1,788,791,583	-	-	1,742,200,000	1,742,200,000
Interest rate swaps	22,178,477	-	22,178,477	-	22,178,477

Financial Liabilities
Time Deposits	576,501,235	-	574,604,000	-	574,604,000
Long-Term borrowings	105,182,081	-	109,165,065	-	109,165,065
Short-Term borrowings	3,391,566	3,391,566	-	-	3,391,566
Interest rate swaps	22,178,477	-	22,178,477	-	22,178,477

Note 17. Significant Estimates and Concentrations

The Company originates primarily real estate, commercial, and consumer loans to customers primarily in Claiborne County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in the local area.

At December 31, 2025 and 2024, 90% and 88%, respectively, of the Company’s loan portfolio is concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market area. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of foreclosed assets is susceptible to changes in real estate conditions in the Company’s primary market area. The other concentrations of credit by type of loan are set forth in Note 4.

Current economic conditions:

Management is confident that current underwriting standards have achieved sufficient loan to value and operating margins to meet potential changes in the economic environments in the markets we serve.

The accompanying financial statements have been prepared using values and information currently available to the Company.

Given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in asset values, the allowance for credit losses and capital that could negatively impact on the Company’s ability to meet regulatory capital requirements and maintain sufficient liquidity.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 18. Commitments and Contingencies

Standby letters of credit:

Standby letters of credit are irrevocable conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. Should the Company be obligated to perform under the standby letters of credit, the Company may seek recourse from the customer for reimbursement of amounts paid.

The Company had total outstanding standby letters of credit amounting to approximately $24,502,000 and $45,505,000 at December 31, 2025 and December 31, 2024, respectively, with terms ranging from 30 days to five years. At December 31, 2025 and 2024, the Company’s deferred revenue under standby letter of credit agreements was $0.

Lines of credit:

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

On December 31, 2025, the Company had granted unused lines of credit to borrowers aggregating approximately $274,407,000 for real estate, commercial lines and open-end consumer lines. On December 31, 2024, unused lines of credit to borrowers aggregated approximately $354,509,000 for commercial lines and open-end consumer lines.

Contingencies:

Various legal proceedings to which the Company is party arise from time to time in the normal course of business. Management believes there are no current proceedings that would materially impact the consolidated financial statements.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 19. Derivatives Not Designated as Hedges

The Company enters into interest rate swaps with certain loan customers. The Company then enters into corresponding offsetting derivatives with third parties, which results in offsetting revenues and expenses within interest income. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative positions gross on the consolidated balance sheets. The derivatives recorded on the consolidated balance sheet, in other assets and other liabilities, are as follows:

	December 31, 2025		December 31, 2024
	Notional	Fair	Notional	Fair
	amount	value	amount	value
Included in other assets:
Interest rate swaps related to customer loans	$268,822,286	$14,130,763	$262,864,970	$22,178,477

Included in other liabilities:
Interest rate swaps related to customer loans	$268,822,286	$14,130,763	$262,864,970	$22,178,477

Note 20. Dividend Restrictions

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. As of December 31, 2025, approximately $33,074,000 of retained earnings was available to pay dividends.

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 21. Parent Company Financial Information

Condensed financial information of Commercial Bancgroup, Inc. is presented as follows:

Balance Sheets

December 31, 2025 and 2024

	2025	2024
Assets
Cash and due from banks	$41,053,403	$1,033,714
Investment in subsidiaries	240,933,329	238,056,051
Loans, net of allowance for credit losses	12,420,681	13,143,989
Other	9,161,729	8,919,934
Total assets	$303,569,142	$261,153,688

Liabilities
Long-term debt	$18,034,405	$40,192,065
Other	190,905	705,840
Total liabilities	18,225,310	40,897,905
Stockholders’ Equity
Common stock	136,980	121,131
Additional paid-in capital	38,376,658	9,388,181
Retained earnings	247,505,096	212,310,977
Accumulated other comprehensive loss	(674,902)	(1,564,506)
Total stockholders’ equity	285,343,832	220,255,783
Total liabilities and stockholders’ equity	$303,569,142	$261,153,688

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 21. Parent Company Financial Information, Continued

Statements of Income

For the years ended December 31, 2025 and 2024

	2025	2024
Interest Income
Loans, including fees	$538,150	$568,785
Other	13,286	14,996
Total Interest Income	551,436	583,781

Equity in Earnings	1,845,550	23,142,846
Dividend Income	37,800,000	12,900,000

Interest Expense:
Long-term debt	2,154,194	2,983,783
Total Interest Expense	2,154,194	2,983,783
Net Interest Income before provision for credit losses	38,042,792	33,642,844

Provision for Credit Losses	-	-
Net Interest Income After Provision for Credit Losses	38,042,792	33,642,844

Noninterest Expense
Salaries and employee benefits	311,441	2,364,852
Professional fees	700,395	425,496
Other	349,926	689,962
Total Noninterest Expense	1,361,762	3,480,310

Income Before Income Tax Benefits	36,681,030	30,162,534
Provision for Income Tax Benefits	(515,168)	(1,247,392)
Net Income	$37,196,198	$31,409,926

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 21. Parent Company Financial Information, Continued

Statements of Cash Flows

For the years ended December 31, 2025 and 2024

	2025	2024
Operating activities
Net income	$37,196,198	$31,409,926
Items not requiring (providing) cash
Equity in undistributed earnings	(1,845,550)	(23,142,846)
Other assets and liabilities	(898,854)	328,300
Stock compensation	124,375	2,143,530
Net cash provided by operating activities	34,576,169	10,738,910

Investing activities
Net change in loans	723,308	694,362
Net cash provided by investing activities	723,308	694,362

Financing activities
Decrease in long-term debt	(22,157,660)	(1,966,563)
Repurchase of common stock	(980,800)	(1,829,803)
Issuance of common stock, net	29,860,751	-
Acquisition of minority interest	-	(5,678,150)
Payment of dividends	(2,002,079)	(2,002,669)
Net cash provided (used) by financing activities	4,720,212	(11,477,185)

Increase (decrease) in cash and cash equivalents	40,019,689	(43,913)

Cash and cash equivalents, beginning of year	1,033,714	1,077,627
Cash and cash equivalents, end of year	$41,053,403	$1,033,714

Commercial Bancgroup, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

Note 22. Earnings Per Share

The factors used in the earnings per share computation follow:

	2025	2024
Basic
Net income	$37,196,198	$31,409,926
Weighted average common shares outstanding	12,605,127	12,187,560
Basic earnings per share	$2.95	$2.58

Diluted
Net income	$37,196,198	$31,409,926

Weighted average common shares outstanding for basic EPS	12,605,127	12,187,560
Add: Dilutive effects of assumed exercise of stock grants	6,043	179,688
Average shares and dilutive common shares	12,611,170	12,367,248
Diluted earnings per common share	$2.95	$2.54

Dilutive common shares on December 31, 2024, represent shares that have been awarded but have not been issued to the recipient. (See Note 13 regarding discussion of the award.)

Dilutive common shares on December 31, 2025, represent restricted stock units that have been awarded but have not vested and issued to the recipient. (See Note 14 regarding discussion of stock compensation.)

Note 23. Subsequent Events

Subsequent events are events or transactions that occur after the balance sheet date but before financial statements are issued. Recognized subsequent events are events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Non-recognized subsequent events are events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date.

Prepayment of Long-Term Debt

Subsequent to December 31, 2025, the Company prepaid its outstanding long-term debt under the Citizens Bank Capital Trust in the aggregate principal amount of $6.0 million. The prepayment resulted in a loss on extinguishment of debt of approximately $609,000, primarily related to and the write-off of unamortized discount on the notes.

In accordance with ASC 855, Subsequent Events, this transaction is a non-recognized subsequent event, and therefore no adjustments have been made to the accompanying financial statements as of and for the year ended December 31, 2025.

Issuance of Restricted Stock Units

Subsequent to December 31, 2025, on January 1, 2026, the Company granted 17,311 restricted stock units (“RSUs”) to certain employees and officers under the Company’s equity incentive plan. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. The RSUs vest over 3 years subject to continued service. The grant-date fair value was $24.56 per RSU, determined using the Company’s closing market price on the grant date, for an aggregate grant-date fair value of $425,193. The Company expects to recognize the associated stock-based compensation expense on a straight-line basis over the requisite service period.

In accordance with ASC 855, Subsequent Events, this transaction is a non-recognized subsequent event, and therefore no adjustments have been made to the accompanying financial statements as of and for the year ended December 31, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of Independent Auditor

In accordance with the JOBS Act enacted on April 5, 2012, the Company qualifies as an “emerging growth company,” which entitles the Company to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Specifically, the JOBS Act defers the requirement to have the Company’s independent auditor assess the Company’s internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act. As such, the Company is exempted from the requirement to include an auditor attestation report in this Annual Report for so long as the Company remains an emerging growth company, which may be for as long as five years following the Company’s initial registration in the United States.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, no directors or executive officers entered into, modified or terminated contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 or that constituted non-Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required to be disclosed by this item will be disclosed in, and is incorporated herein by reference to, the Company’s definitive proxy statement for its 2026 Annual Meeting of Shareholders (“Proxy Statement”) to be filed with the SEC no later than 120 days after December 31, 2025.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be disclosed by this item will be disclosed in, and is incorporated herein by reference to, the Company’s Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required to be disclosed by this item will be disclosed in, and is incorporated herein by reference to, the Company’s Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025.

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2025:

Plan category	(a) Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance (excluding securities represented in column (a))
Equity compensation plans approved by shareholders:
2025 Omnibus Incentive Plan	45,783	24.02	804,217
Total	45,783	$24.02	804,217

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required to be disclosed by this item will be disclosed in, and is incorporated herein by reference to, the Company’s Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required to be disclosed by this item will be disclosed in, and is incorporated herein by reference to, the Company’s Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2025.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

See Index to Consolidated Financial Statements in Part II, Item 8, “Financial Statements” in this Annual Report on Form 10-K.

2.	Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.

3.	Exhibits

The documents set forth below are filed herewith or incorporated herein by reference to the location indicated.

List of Exhibits

Number	Description
3.1	Amended and Restated Charter of Commercial Bancgroup, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2025)
3.2	Amended and Restated Bylaws of Commercial Bancgroup, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2025)
4.1*	Description of Securities
10.1#	Employment Agreement, by and among Commercial Bancgroup, Inc., Commercial Bank, and Terry L. Lee. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2025)
10.2#	Employment Agreement, by and among Commercial Bancgroup, Inc., Commercial Bank, and Philip J. Metheny. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2025)
10.3#	Employment Agreement, by and between Commercial Bank and Richard C. Sprinkle, Jr. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2025)
10.4#	Form of Director and Executive Officer Indemnification Agreement (incorporated by reference to Exhibit 10.6 to Commercial Bancgroup Inc.’s Registration Statement on Form S-1/A filed with the SEC on September 22, 2025).
10.5#	Commercial Bancgroup, Inc. 2025 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2025)
10.6#	Form of Employee Restricted Stock Unit Award Agreement. (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2025)
10.7#*	Form of Director Restricted Stock Unit Award Agreement
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1/A filed with the SEC on September 22, 2025)
23.1*	Consent of Mauldin Jenkins, LLC
24.1*	Power of Attorney contained on the signature pages of this 2025 Annual Report on Form 10-K and incorporated herein by reference
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy for Recoupment of Incentive Compensation
101.	Inline XBRL Interactive Data
104	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
#	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMERCIAL BANCGROUP, INC.

Dated: March 24, 2026	By:	/s/ Terry L. Lee
	Name:	Terry L. Lee
	Title:	President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoint Terry L. Lee and Philip J. Metheny, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry L. Lee	President, Chief Executive Officer, and Director	March 24, 2026
Terry L. Lee	(Principal Executive Officer)

/s/ Philip J. Metheny	Senior Executive Vice President, Chief Financial Officer	March 24, 2026
Philip J. Metheny	(Principal Financial Officer and Principal Accounting Officer)

/s/ Alan C. Neely	Director	March 24, 2026
Alan C. Neely

/s/ Sam A. Mars III	Director	March 24, 2026
Sam A. Mars III

/s/ Aaron A. Robertson	Director	March 24, 2026
Aaron A. Robertson

/s/ Dennis Michael Robertson	Director	March 24, 2026
Dennis Michael Robertson

/s/ J. Adam Robertson	Director	March 24, 2026
J. Adam Robertson

/s/ James J. Shoffner	Director	March 24, 2026
James J. Shoffner

/s/ Martha S. Spurlock	Director	March 24, 2026
Martha S. Spurlock

/s/ Charles L. Yates	Director	March 24, 2026
Charles L. Yates