Form 10-Q
period 2026-03-31
Commercial Bancgroup, Inc.
filed 2026-05-13
CIK 1981546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the registrant had 13,701,269 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements relating to the strategies, future operations, future financial position or performance, future revenue, projected costs, prospects, plans, objectives of management and expected market growth of Commercial Bancgroup, Inc., a Tennessee corporation (“Parent Company”), and its consolidated subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or similar terms). These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “aim,” “would,” “annualized” and “outlook,” or the negative version of these words or other similar words or phrases of a future or forward-looking nature.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following:

●	business and economic conditions nationally, regionally and in our target markets, particularly in Kentucky, North Carolina and Tennessee and the particular geographic areas in which we operate;

●	the level of, or changes in the level of, interest rates and inflation, including the effects thereof on our earnings and financial condition and the market value of our investment and loan portfolios;

●	the concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

●	the concentration of our business within our geographic areas of operation in Kentucky, North Carolina and Tennessee and neighboring markets;

●	credit and lending risks associated with our commercial real estate (“CRE”), commercial, and construction and land development (“C&D”) loan portfolios;

●	risks associated with our focus on lending to small and mid-sized businesses;

●	our ability to maintain important deposit customer relationships, maintain our reputation or otherwise avoid liquidity risks;

●	changes in demand for our products and services;

●	the failure of assumptions and estimates underlying the establishment of allowances for possible credit losses and other asset impairments, losses, valuations of assets and liabilities and other estimates;

●	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;

●	our inability to maintain a “satisfactory” rating under the Community Reinvestment Act;

●	risks that our cost of funding could increase in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;

●	our inability to raise necessary capital to fund our growth strategy and operations or to meet increased required minimum regulatory capital levels;

●	our ability to execute and prudently manage our growth and execute our business strategy, including expansionary activities;

●	the composition of and changes in our management team and our ability to attract, incentivize and retain key personnel;

●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, trust and other wealth management services and insurance services, including the disruption effects of financial technology and other competitors who are not subject to the same regulations as the Company;

●	the deterioration of our asset quality or the value of collateral securing loans;

●	changes in our accounting standards;

●	the effectiveness of our risk management framework, including internal controls;

●	severe weather, natural disasters, pandemics, epidemics, acts of war, terrorism, or other external events, such as the transition risk associated with climate change, and other matters beyond our control;

●	changes in technology or products that may be more difficult or costly, or less effective, than anticipated;

●	the risks of acquisitions and other expansionary activities, including without limitation our ability to identify and consummate transactions with potential future acquisition candidates, the time and costs associated with pursuing such transactions, our ability to successfully integrate operations as part of such transactions and our ability, and possible failures, to achieve expected gains, revenue growth, expense savings and/or other synergies from such transactions;

●	our ability to maintain our historical rate of growth;

●	failure to keep pace with technological change or difficulties when implementing new technologies;

●	systems failures or interruptions involving our risk management framework, our information technology and telecommunications systems or third-party service providers;

●	our ability to identify and address unauthorized data access, cyber-crime and other threats to data security and customer privacy;

●	our compliance with governmental and regulatory requirements, including the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and other laws relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with mortgage origination, sale and servicing operations;

●	compliance with the Bank Secrecy Act of 1970, Office of Foreign Assets Control rules and anti-money laundering laws and regulations;

●	governmental monetary and fiscal policies;

●	changes in laws, rules, or regulations, or interpretations thereof, or policies relating to financial institutions or accounting, tax, trade, monetary or fiscal matters;

●	the ability of our Parent Company to receive dividends from its wholly owned subsidiary bank, Commercial Bank (the “Bank”), and our ability to satisfy our obligations as they become due;

●	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;

●	the limited experience of our management team in managing and operating a public company;

●	the incremental costs of operating as a public company;

●	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and

●	other risks and factors described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Parent Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2026 (the “2025 Annual Report”) and in subsequent filings of the Parent Company with the SEC.

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

Any forward-looking statement speaks only as of the date it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Report. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in or implied by any forward-looking statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Commercial Bancgroup, Inc.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31,	December 31,
	2026	2025
Assets
Cash and due from banks	$21,877,990	$26,393,695
Federal funds sold	16,784,265	25,328,744
Interest-bearing deposits in banks	129,732,339	92,596,490
Cash and cash equivalents	168,394,594	144,318,929

Available-for-sale securities, at fair value	42,175,462	43,136,672
Held-to-maturity securities, at amortized cost	96,386,942	97,728,121
Loans, net of allowance for credit losses of $18,328,757 and $18,096,173 on March 31, 2026 and December 31, 2025, respectively	1,873,845,370	1,855,437,066
Premises and equipment, net	49,444,739	49,765,202
Restricted stock, at cost	10,239,300	11,375,500
Foreclosed assets held for sale, net	575,497	253,000
Interest receivable	7,637,827	7,451,045
Bank owned life insurance	46,469,498	46,647,762
Core deposits and other intangibles	3,881,041	4,256,382
Goodwill	8,510,852	8,510,852
Deferred tax asset	1,055,908	1,002,784
Other	20,171,847	21,571,666
Total assets	$2,328,788,877	$2,291,454,981

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Demand	$973,677,694	$913,985,722
Savings, NOW and money market	415,131,859	414,715,894
Time	503,407,575	487,032,489
Total deposits	1,892,217,128	1,815,734,105

Short-term borrowings	45,067,842	88,251,290
Long-term debt	73,180,526	78,587,361
Interest payable	2,644,295	2,961,874
Other liabilities	22,161,343	20,576,519
Total liabilities	2,035,271,134	2,006,111,149

Shareholders’ equity
Common stock $0.01 par value per share; 50,000,000 shares authorized; 13,697,987 shares issued and outstanding at both March 31, 2026 and December 31, 2025	136,980	136,980
Additional paid-in capital	38,536,072	38,376,658
Retained earnings	255,669,735	247,505,096
Accumulated other comprehensive loss	(825,044)	(674,902)
Total shareholders’ equity	293,517,743	285,343,832
Total liabilities and shareholders’ equity	$2,328,788,877	$2,291,454,981

See Notes to Unaudited Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Interest and Dividend Income
Loans, including fees	$27,675,321	$27,929,956
Debt securities-taxable	838,045	974,955
Debt securities-tax-exempt	114,057	109,965
Dividends on restricted stock	146,690	159,984
Interest-bearing deposits in banks	689,086	1,590,650
Total interest and dividend income	29,463,199	30,765,510

Interest expense
Deposits	8,315,470	10,293,469
Short-term borrowings	47,157	30,995
Long-term debt	622,874	1,101,272
Total interest expense	8,985,501	11,425,736
Net interest income	20,477,698	19,339,774

Provision for credit losses	121,970	-
Net interest income after provision for credit losses	20,355,728	19,339,774

Noninterest Income
Customer service fees	781,484	654,823
Net losses on sales of premises and equipment	-	(27,981)
Net gains on sales of foreclosed assets	106,553	3,550
ATM fees	854,461	798,745
Increase in bank owned life insurance	311,643	308,012
Other	537,163	705,522
Total noninterest income	2,591,304	2,442,671

Noninterest Expense
Salaries and employee benefits	5,716,129	5,625,631
Occupancy	842,896	874,848
Data processing	1,101,058	1,207,044
Deposit insurance premiums	242,019	225,494
Professional fees	208,947	195,100
Depreciation and amortization	933,159	948,368
Loss on retirement of debt	603,303	-
Other	1,439,074	1,504,302
Total noninterest expense	11,086,585	10,580,787

Income before income taxes	11,860,447	11,201,658
Provision for income taxes	2,326,009	2,510,052
Net Income	$9,534,438	$8,691,606

Earnings per share:
Basic	$.70	$.72
Diluted	$.70	$.72

See Notes to Unaudited Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$9,534,438	$8,691,606
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities available for sale arising during the period	(248,265)	220,288
Tax benefit (expense)	64,884	(57,567)
Reclassification adjustment for accretion of unrealized holding gains included in accumulated other comprehensive income from the transfer of securities from available-for-sale to held-to-maturity	45,000	71,481
Tax expense	(11,761)	(18,680)

Other comprehensive income (loss), net of tax	(150,142)	215,522
Comprehensive income	$9,384,296	$8,907,128

See Notes to Unaudited Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income
	Stock	Capital	Earnings	(Loss)	TOTAL

Balance - January 1, 2025	$121,131	$9,388,181	$212,310,977	$(1,564,506)	$220,255,783
Net income	-	-	8,691,606	-	8,691,606
Other comprehensive income	-	-	-	215,522	215,522
Dividends paid to shareholders ($0.17 per share)	-	-	(2,002,079)	-	(2,002,079)
Issuance of common stock – stock grant (179,688 shares)	1,797	(1,797)	-	-	-
Repurchase of stock (53,188 shares)	(532)	(980,268)	-	-	(980,800)
Balance – March 31, 2025	$122,396	$8,406,116	$219,000,504	$(1,348,984)	$226,180,032

Balance – January 1, 2026	$136,980	$38,376,658	$247,505,096	$(674,902)	$285,343,832
Net income	-	-	9,534,438	-	9,534,438
Other comprehensive loss	-	-	-	(150,142)	(150,142)
Dividends paid to shareholders ($0.10 per share)	-	-	(1,369,799)	-	(1,369,799)
Stock compensation	-	159,414	-	-	159,414
Repurchase of stock	-	-	-	-	-
Balance – March 31, 2026	$136,980	$38,536,072	$255,669,735	$(825,044)	$293,517,743

See Notes to Unaudited Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Operating Activities
Net income	$9,534,438	$8,691,606
Items not requiring (providing) cash
Depreciation	557,818	550,401
Amortization of core deposit intangible	375,341	397,967
Amortization and (accretion), net	(62,166)	(166,869)
Provision for credit losses	121,970	-
Stock compensation expense	159,414	-
Loss on retirement of debt	603,303	-
Net gains on sales of foreclosed assets	(106,553)	(3,550)
Net gains on sales of premises and equipment	-	27,981
Changes in
Interest receivable	(186,782)	39,155
Other assets	1,399,818	6,625,016
Other liabilities	1,584,824	(4,724,509)
bank owned life insurance	(311,643)	(308,012)
Interest payable	(317,579)	931,944
Net cash provided by operating activities	13,352,203	12,061,130

Investing Activities
Purchases of available-for-sale securities	-	(16,925,022)
Proceeds from, maturities and calls of available-for-sale securities	875,596	16,419,633
Proceeds from, maturities and calls of held-to-maturity securities	1,285,694	38,703,517
Purchases of held-to-maturity securities	-	(50,434,183)
Net change in loans	(19,105,771)	11,722,507
Purchase of premises and equipment, net	(237,355)	(332,759)
Proceeds from sales of premises and equipment	-	4,900
Proceeds from sales of foreclosed assets	359,553	270,278
Proceeds from bank owned life insurance	489,907	-
Redemption of restricted stock, at cost	1,136,200	251,650
Net cash used in investing activities	$(15,196,176)	$(319,479)

(Continued)

See Notes to Unaudited Consolidated Financial Statements

Commercial Bancgroup, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Financing Activities
Net (decrease) increase in deposits	$76,483,023	$(36,390,144)
Proceeds from (repayments of) short-term borrowings	(43,183,448)	2,508,539
Repayments of long-term borrowings	(6,010,138)	(2,582,650)
Repurchase of stock	-	(980,800)
Payment of dividends	(1,369,799)	(2,002,079)
Purchase of minority interest	-	-
Net cash (used in) provided by financing activities	25,919,638	(39,447,134)

(Decrease) increase in cash and cash equivalents	24,075,665	(27,705,483)

Cash and cash equivalents, beginning of period	144,318,929	178,197,916
Cash and cash equivalents, end of period	$168,394,594	$150,492,433

Supplemental Cash Flows Information
Interest paid	$9,303,080	$10,493,792
Income taxes paid	$-	$-

Supplemental Disclosures of Noncash Items
Unrealized (loss) gain on AFS securities	$(248,265)	$220,288
Transfer of loans to OREO	$575,497	$-

See Notes to Unaudited Consolidated Financial Statements

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Nature of operations:

Commercial Bancgroup, Inc. is a bank holding company incorporated in the State of Tennessee whose principal activity is the ownership and management of its wholly owned subsidiary, Commercial Bank. The Bank is primarily engaged in providing a full range of banking and financial products and services to individual and corporate customers in Claiborne, Union, Knox, Sullivan, Washington, Williamson, Cocke and Hamblen Counties in Tennessee, Knox, Bell, Harlan, Laurel and Whitley Counties in Kentucky and Gastonia and Cleveland Counties in North Carolina.

Basis of presentation:

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) for interim financial information and to generally accepted practices within the banking industry. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto in the 2025 Annual Report.

Change in presentation due to stock reclassification and stock split:

In connection with the initial public offering of its common stock, on September 18, 2025, the Company filed with the Tennessee Secretary of State an Amended and Restated Charter providing for (i) the automatic reclassification and conversion of each then outstanding share of the Company’s Class B common stock, $10.00 par value per share into 1.15 shares of common stock, and the automatic reclassification and conversion of each then outstanding share of the Company’s Class C common stock $10.00 par value per share into 1.05 shares of common stock and (ii) effective immediately following this reclassification and conversion, a 250-for-1 forward stock split whereby each holder of common stock received 249 additional shares of common stock for each share owned as of immediately following this reclassification and conversion. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the reclassification and conversion and stock split as if they had occurred as of the earliest period presented.

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share. As of March 31, 2026, no preferred shares have been issued or are outstanding. The Board of Directors of the Company (the “Board of Directors”) has the authority to issue preferred stock in one or more series and to determine the rights, preferences, privileges, and restrictions of each series, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences.

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

Interest receivable reported in interest receivable on the consolidated balance sheets totaled to $6,681,923 and $6,895,763 as of March 31, 2026, and December 31, 2025, respectively and is excluded from the estimate of credit losses. Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

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

Weighted Average Remaining Maturity (“WARM”) Method:

The Company’s primary methodology for estimating expected credit losses for all loan types is the WARM method. The WARM CECL (Current Expected Credit Losses) methodology uses average annual loss rate along with a simple but reasonable forecast based on a “regression” analysis of the loan history dating back 18 years. The dependent variable will be the entity’s loss rate, based on changes in the Prime Lending Rate over that same period. The Company will utilize the Prime Lending Rate as the independent variable due to that being the tool most commonly utilized by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) to either accelerate and/or slow down the economy. Additionally, the ACL calculation includes qualitative adjustments to account for risk factors that may not be incorporated in the quantitatively derived allowance estimate. Qualitative adjustments may increase or decrease the allowance estimate.

Qualitative factors considered include: changes in lending policies and procedures, underwriting standards, and collection and charge-off and recovery practices; national, regional and local economic and business conditions and developments that affect the collectability of the portfolio, including the condition of various market segments; nature and volume of the portfolio and terms of loans; experience, depth and ability of lending management; volume and severity of past due loans, the volume of non-accrual loans, and the volume and severity of adversely classified or graded loans; quality of loan review system; underlying collateral values; concentrations of credit and changes in the level of such concentrations; and the effect of other external factors such as competition and legal and regulatory requirements.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies, Continued

Allowance for credit losses (ACL) – loans, continued:

ACL on Off-Balance Sheet Credit Exposures:

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over their estimated life.

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

Changes in the ACL are recorded as provision for credit loss expense (or reversal). Losses are charged against the allowance when management believes the collectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Held-to-maturity Securities:

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type and any other risk characteristics used to segment the portfolio. Interest receivable on held-to-maturity debt securities totaled $528,655 and $291,460 as of March 31, 2026 and December 31, 2025, respectively.

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

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2. Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	March 31, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	Value
Available-for-sale securities:
U.S. Government and federal agency	$14,959,400	$-	$(10,700)	$14,948,700
U.S. Government-sponsored enterprises (GSEs)	3,630	-	-	-
Mortgage-backed:			(11)	3,619
GSE residential	12,532,151	9,482	(612,689)	11,928,944
State and political subdivisions	15,703,257	393	(409,451)	15,294,199
	$43,198,438	$9,875	$(1,032,851)	$42,175,462

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
U.S. Government and federal agency	$14,830,375	$-	$-	$14,830,375
U.S. Government-sponsored enterprises (GSEs)	5,395	-	-	5,395
Mortgage-backed:
GSE residential	13,295,371	44,013	(552,361)	12,787,023
State and political subdivisions	15,780,242	13,988	(280,351)	15,513,879
	$43,911,383	$58,001	$(832,712)	$43,136,672

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2. Securities, Continued

	March 31, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	Value
Held-to-maturity securities:
U.S. Government and federal agency	$42,598,382	$-	$(704,582)	$41,893,800
U.S. Government-sponsored enterprises (GSEs)	13,363,836	-	-	-
Mortgage-backed:			(302,633)	13,361,203
GSE residential	36,216,636	29,320	(2,306,773)	33,939,183
State and political subdivisions	3,908,088	2,728	(214,975)	3,695,841
	$96,386,942	$32,048	$(3,528,963)	$92,890,027

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Held-to-maturity securities:
U.S. Government and federal agency	$42,681,410	$2,286	$(805,096)	$41,878,600
U.S. Government-sponsored enterprises (GSEs)	13,599,444	-	(290,909)	13,308,535
Mortgage-backed:
GSE residential	37,534,375	175,285	(2,185,363)	35,524,297
State and political subdivisions	3,912,892	12,509	(180,955)	3,744,446
	$97,728,121	$190,080	$(3,462,323)	$94,455,878

The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. Based on management’s review, the Company’s held-to-maturity securities have no expected credit losses and no related ACL has been established as of each of March 31, 2026 and December 31, 2025.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2. Securities, Continued

U.S. Government sponsored enterprises include entities such as the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks (“FHLB”).

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities on March 31, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Within one year	$18,242,532	$18,228,641	$48,044,075	$47,438,249
One to five years	6,406,367	6,295,105	10,648,267	10,094,593
Five to ten years	4,070,995	3,881,813	98,521	98,853
After ten years	1,946,393	1,841,259	1,379,443	1,319,149
Mortgage-backed securities	12,532,151	11,928,944	36,216,636	33,939,183
Totals	$43,198,438	$42,175,462	$96,386,942	$92,890,027

The market value of securities pledged as collateral, to secure public deposits and for other purposes, was $117,700,963 and $137,592,549 on March 31, 2026 and December 31, 2025, respectively.

The book value of securities sold under agreements to repurchase amounted to $5,067,842 and $3,251,290 on March 31, 2026 and December 31, 2025, respectively.

There were no sales of available-for-sale securities during the three months ended March 31, 2026 and 2025.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 2. Securities, Continued

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	loss
Available-for-sale Securities
U.S. Government and federal agency	$14,948,700	$(10,700)	$-	$-	$14,948,700	$(10,700)
U.S. Government-sponsored enterprises (GSEs)	3,619	(11)	-	-	3,619	(11)
Mortgage-backed:
GSE residential	3,650,515	(39,446)	7,267,675	(573,243)	10,918,190	(612,689)
State and political subdivisions	4,378,222	(121,781)	9,860,581	(287,670)	14,238,806	(409,451)
Total	$22,981,056	$(171,938)	$17,128,259	$(860,913)	$40,109,315	$(1,032,851)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Available-for-sale Securities
U.S. Government and federal agency	$-	$-	$-	$-	$-	$-
U.S. Government sponsored enterprises (GSEs)	-	-	-	-	-	-
Mortgage-backed:
GSE residential	1,495,320	(7,133)	7,504,304	(545,228)	8,999,624	(552,361)
State and political subdivisions	1,475,852	(9,631)	12,056,009	(270,720)	13,531,861	(280,351)
Total	$2,971,172	$(16,764)	$19,560,313	$(815,948)	$22,531,485	$(832,712)

As of March 31, 2026, the Company had 140 securities in an unrealized loss position. No ACL has been recognized on any securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon an analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale securities and in consideration of historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, as of March 31, 2026, the Company did not intend to sell any of the securities classified in the tables above, and believed that it is more likely than not that it will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3. Loans and Allowance for Credit Losses (ACL)

Portfolio segmentation:

On March 31, 2026 and December 31, 2025, the Company’s loans consisted of the following:

	March 31,	December 31,
	2026	2025
Real estate secured:
Commercial	$1,114,516,312	$1,113,439,836
Construction and land development	195,188,469	176,688,073
Residential	383,345,641	377,942,535
Other	14,511,162	14,823,962
Total real estate secured	1,707,561,584	1,682,894,406

Commercial	171,029,048	174,248,316
Consumer	12,260,293	15,416,544
Other	7,237,222	7,450,885
Total loans	1,898,088,147	1,880,010,151
Less
Net deferred loan fees, premiums and discounts	5,914,020	6,476,912
Allowance for credit losses	18,328,757	18,096,173
Net loans	$1,873,845,370	$1,855,437,066

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

Note 3. Loans and Allowance for Credit Losses (ACL), Continued

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

Note 3. Loans and Allowance for Credit Losses (ACL), Continued

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

Note 3. Loans and Allowance for Credit Losses (ACL), Continued

ACL on loans:

The ACL represents an allowance for expected losses over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

The following tables detail activity in the ACL by portfolio segment for the three month periods ended March 31, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended as of March 31, 2026

(Dollars are in thousands)	Beginning balance	Charge offs	Recoveries	Provision	Ending balance
Real estate secured:
Commercial	$11,038	$-	$114	$(113)	$11,039
Construction and land development	1,969	-	-	204	2,173
Residential	3,536	-	-	60	3,596
Other	95	-	-	(2)	193
Total real estate secured	16,638	-	114	149	16,901
Commercial	1,137	-	1	122	1,260
Consumer	272	(15)	11	(148)	120
Other	49	-	-	(1)	48
Total	$18,096	$(15)	$126	$122	$18,329

Three months ended as of March 31, 2025

(Dollars are in thousands)	Beginning balance	Charge offs	Recoveries	Provision	Ending balance
Real estate secured:
Commercial	$10,380	$-	$10	$-	$10,390
Construction and land development	2,240	-	202	-	2,442
Residential	3,471	-	16	-	3,487
Other	1	-	-	-	1
Total real estate secured	16,092	-	228	-	16,320
Commercial	1,776	(314)	-	-	1,462
Consumer	338	(17)	6	-	327
Other	(1)	-	1	-	-
Total	$18,205	$(331)	$235	$-	$18,109

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3. Loans and Allowance for Credit Losses (ACL), Continued

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

Loss – Loans classified as loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset even though partial recovery may be affected in the future.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3. Loans and Allowance for Credit Losses (ACL), Continued

Credit quality indicators, continued:

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of March 31, 2026:

								Revolving
							Revolving	to term
	2026	2025	2024	2023	2022	Prior	loans	loans	Total
Real estate secured:
Commercial
Pass	$23,979,755	$106,421,596	$111,153,136	$163,472,569	$276,984,177	$408,416,369	$15,101,968	$-	$1,105,529,570
Special mention	-	-	-	8,024,613	-	872,398	-	-	8,897,011
Substandard	-	89,731	-	-	-	-	-	-	89,731
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial	$23,979,755	$106,511,327	$111,153,136	$281,669,895	$276,984,177	$409,288,767	$15,101,968	$-	$1,114,516,312
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Pass	$17,734,502	$62,749,405	$40,720,549	$11,490,591	$15,423,382	$13,288,758	$33,575,135	$-	$194,982,322
Special mention	-	171,318	-	-	-	-	-	-	171,318
Substandard	-	-	-	-	-	34,829	-	-	34,829
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	$17,734,502	$62,920,723	$40,720,549	$11,490,591	$15,423,382	$13,323,587	$33,575,135	$-	$195,188,469
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$9,641,048	$33,506,564	$34,597,389	$33,638,333	$57,080,995	$169,138,104	$39,575,634	$-	$377,178,067
Special mention	-	-	-	-	-	545,282	-	-	545,282
Substandard	-	-	570,267	620,623	372,368	4,059,034	-	-	5,622,292
Doubtful	-	-	-	-	-	-	-	-	-
Total residential	$9,641,048	$33,506,564	$36,085,660	$34,258,956	$57,453,363	$173,742,420	$39,575,634	$-	$383,345,641
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other
Pass	$-	$218,736	$209,251	$1,908,945	$1,105,827	$10,781,805	$286,598	$-	$14,511,162
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total other	$-	$218,736	$209,251	$1,908,945	$1,105,827	$10,781,805	$286,598	$-	$14,511,162
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total real estate loans	$51,355,305	$203,157,350	$187,250,592	$219,155,674	$350,966,749	$607,136,579	$88,539,335	$-	$1,707,561,584
Total real estate loans –current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-real estate secured Commercial
Pass	$5,584,929	$32,729,039	$13,272,850	$36,508,275	$26,050,846	$20,716,462	$35,230,553	$-	$170,092,954
Special mention	-	-	-	478,842	-	222,067	-	-	700,909
Substandard	-	-	63,685	87,409	6,252	77,839	-	-	235,185
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial	$5,584,929	$32,729,039	$13,336,535	$37,074,526	$26,057,098	$21,016,368	$35,230,553	$-	$171,029,048
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer
Pass	$2,040,917	$5,527,535	$2,527,568	$766,460	$236,596	$631,723	$430,760	$-	$12,161,559
Special mention	25,758	15,597	-	-	-	2,910	-	-	44,265
Substandard	-	-	7,537	566	10,196	36,170	-	-	54,469
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer	$2,066,675	$5,543,132	$2,535,105	$767,026	$246,792	$670,803	$430,760	$-	$12,260,293
Current period gross charge-offs	$532	$11,099	$2,133	$-	$-	$1,044	$-	$-	$14,808

Other
Pass	$-	$126,393	$5,042,788	$1,109,816	$9,879	$115,827	$832,519	$-	$7,237,222
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total others	$-	$126,393	$5,042,788	$1,109,816	$9,879	$115,827	$832,519	$-	$7,237,222
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total loans	$59,006,909	$241,555,914	$208,165,020	$258,107,042	$377,280,518	$628,939,577	$125,033,167	$-	$1,898,088,147
Total current period gross charge-offs	$532	$11,099	$2,133	$-	$-	$1,044	$-	$-	$14,808

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3. Loans and Allowance for Credit Losses (ACL), Continued

Credit quality indicators, continued:

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025:

								Revolving
							Revolving	to term
	2025	2024	2023	2022	2021	Prior	loans	loans	Total
Real estate secured:
Commercial
Pass	$102,885,714	$111,666,784	$162,830,567	$281,669,895	$190,324,863	$241,290,993	$13,862,876	$-	$1,104,531,692
Special mention	-	-	7,930,006	-	219,733	664,268	-	-	8,814,007
Substandard	94,137	-	-	-	-	-	-	-	94,137
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial	$102,979,851	$111,666,784	$170,760,573	$281,669,895	$190,544,596	$241,955,261	$13,862,876	$-	$1,113,439,836
Current period gross charge-offs	$-	$-	$-	$17,534	$-	$283,786	$-	$-	$301,320

Construction and land development
Pass	$53,196,910	$43,520,877	$12,473,607	$15,620,448	$8,620,865	$8,627,110	$33,953,780	$-	$176,013,567
Special mention	78,318	-	-	-	-	-	-	-	78,318
Substandard	-	-	560,322	-	-	35,836	-	-	596,158
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	$53,275,228	$43,520,877	$13,033,929	$15,620,448	$8,620,865	$8,662,946	$33,953,780	$-	$176,688,073
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$32,828,788	$34,638,627	$35,463,653	$58,094,457	$41,323,508	$130,758,970	$38,474,995	$-	$371,582,998
Special mention	-	-	-	-	-	689,694	143,093	-	832,787
Substandard	-	535,978	622,007	494,536	99,402	3,774,827	-	-	5,526,750
Doubtful	-	-	-	-	-	-	-	-	-
Total residential	$32,828,788	$35,174,605	$36,085,660	$58,588,993	$41,422,910	$135,223,491	$38,618,088	$-	$377,942,535
Current period gross charge-offs	$-	$-	$-	$-	$-	$120,509	$-	$-	$120,509

Other
Pass	$220,500	$212,339	$1,944,007	$1,143,176	$-	$10,845,718	$458,222	$-	$14,823,962
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total other	$220,500	$212,339	$1,944,007	$1,143,176	$-	$10,845,718	$458,222	$-	$14,823,962
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total real estate loans	$189,304,367	$190,574,605	$221,824,169	$265,057,401	$240,588,371	$396,687,416	$86,892,966	$-	$1,682,894,406
Total real estate loans –current period gross charge-offs	$-	$-	$-	$17,534	$-	$404,295	$-	$-	$421,829

Non-real estate secured Commercial
Pass	$33,125,842	$14,281,843	$37,968,734	$26,640,349	$4,973,672	$16,544,998	$39,788,460	$-	$173,323,928
Special mention	-	-	480,232	-	77,839	234,821	-	-	792,892
Substandard	-	-	88,924	-	-	42,572	-	-	131,496
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial	$33,125,842	$14,281,843	$38,537,890	$26,640,349	$5,051,511	$16,822,391	$39,788,460	$-	$174,248,316
Current period gross charge-offs	$-	$-	$7,141	$347,229	$8,000	$-	$-	$-	$362,370

Consumer
Pass	$9,808,038	$3,107,808	$990,245	$299,800	$368,676	$322,733	$419,757	$-	$15,317,057
Special mention	16,814	-	-	-	-	3,917	-	-	20,731
Substandard	5,724	22,156	-	18,030	-	31,802	1,044	-	78,756
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer	$9,830,576	$3,129,964	$990,245	$317,830	$368,676	$358,452	$420,801	$-	$15,416,544
Current period gross charge-offs	$1,063	$33,033	$11,021	$12,467	$-	$8,208	$185,083	$-	$250,875

Other
Pass	$161,113	$5,054,100	$1,172,892	$-	$-	$125,092	$937,688	$-	$7,450,885
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total others	$5,036,024	$1,292,956	$1,172,892	$-	$-	$125,092	$937,688	$-	$7,450,885
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total loans	$232,421,928	$213,040,512	$262,525,196	$383,980,691	$246,008,558	$413,993,351	$128,039,915	$-	$1,880,010,151
Total current period gross charge-offs	$1,063	$33,033	$18,162	$377,230	$8,000	$412,503	$185,083	$-	$1,035,074

There were no loans classified in the Loss category as of March 31, 2026 or December 31, 2025. There were no revolving loans converted to term loans as of March 31, 2026 or December 31, 2025.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3. Loans and Allowance for Credit Losses (ACL), Continued

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

The following table is a summary of the Company’s nonaccrual loans by major categories as of the dates indicated:

	March 31, 2026
	Nonaccrual	Nonaccrual	Total
	loans with	loans with	nonaccrual
	no allowance	an allowance	loans
Real estate secured:
Commercial	$-	$-	$-
Construction and land development	34,829	-	34,829
Residential	5,244,175	292,589	5,536,764
Other	-	-	-
Total real estate secured loans	5,279,004	292,589	5,571,593
Commercial	235,185	-	235,185
Consumer	54,469	-	54,469
Other	-	-	-
Total loans	$5,568,658	$292,589	$5,861,247

	December 31, 2025
	Nonaccrual	Nonaccrual	Total
	loans with	loans with	nonaccrual
	no allowance	an allowance	loans
Real estate secured:
Commercial	$-	$-	$-
Construction and land development	596,158	-	596,158
Residential	5,150,312	288,509	5,438,821
Other	-	-	-
Total real estate secured loans	5,746,740	288,509	6,034,979
Commercial	131,497	-	131,497
Consumer	78,756	-	78,756
Other	-	-	-
Total loans	$5,956,723	$288,509	$6,245,232

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3. Loans and Allowance for Credit Losses (ACL), Continued

Nonaccrual and past due loans, continued:

There was no interest income recognized on nonaccrual loans for the three months ended March 31, 2026 or 2025.

Aging analysis:

The following table presents an aging analysis of past due loans by category as of the period indicated:

As of March 31, 2026	Loans 30-59 days past due	Loans 60-89 days past due	Accruing loans 90 or more days past due	Nonaccrual loans	Total noncurrent loans	Current loans	Total loans
Real estate secured: Commercial	$98,259	$-	$-	$-	$98,259	$1,114,418,053	$1,114,516,312
Construction and land development	652,857	-	-	34,829	687,686	194,500,783	195,188,469
Residential	4,242,337	780,952	-	5,536,761	10,560,053	372,785,588	383,345,641
Other	-	-	-	-	-	14,511,162	14,511,162
Total real estate secured	4,993,453	780,952	-	5,571,593	11,345,998	1,696,215,586	1,707,561,584
Commercial	216,742	-	-	235,185	451,927	170,577,121	171,029,048
Consumer	175,762	19,615	-	54,469	249,846	12,010,447	12,260,293
Other	-	-	-	-	-	7,237,222	7,237,222
Total loans	$5,385,957	$800,567	$-	$5,861,247	$12,047,771	$1,886,040,376	$1,898,088,147

As of December 31, 2025	Loans 30-59 days past due	Loans 60-89 days past due	Accruing loans 90 or more days past due	Nonaccrual loans	Total noncurrent loans	Current loans	Total loans
Real estate secured: Commercial	$259,065	$-	$-	$-	$259,065	$1,113,180,771	$1,113,439,836
Construction and land development	35,176	-	-	596,158	631,334	176,056,739	176,688,073
Residential	4,199,811	1,346,718	-	5,438,821	10,985,350	366,957,185	377,942,535
Other	-	-	-	-	-	14,823,962	14,823,962
Total real estate secured	4,494,052	1,346,718	-	6,034,979	11,875,749	1,671,018,657	1,682,894,406
Commercial	136,485	186,241	-	131,497	454,223	173,794,093	174,248,316
Consumer	65,466	48,083	-	78,756	192,305	15,224,239	15,416,544
Other	-	-	-	-	-	7,450,885	7,450,885
Total loans	$4,696,003	$1,581,042	$-	$6,245,232	$12,522,277	$1,867,487,874	$1,880,010,151

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3. Loans and Allowance for Credit Losses (ACL), Continued

Collateral-dependent loans:

Collateral-dependent loans are loans where repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. If the Company determines that foreclosure is probable, these loans are written down to the lower of cost or collateral value less estimated costs to sell. When repayment is expected to be from the operation of the collateral, the ACL is calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the ACL as the amount by which the amortized cost basis of the financial asset exceeded the estimated fair value of the collateral. The following table provides a summary of collateral-dependent loans by collateral type as of March 31, 2026 and December 31, 2025.

	March 31,	December 31,
	2026	2025
Collateral type
Single Family Residence	$1,960,265	$1,958,890
Land	-	560,322
Total	$1,960,265	$2,519,212

The carrying amount of purchased credit deteriorated loans on March 31, 2026 and December 31, 2025 are as follows:

	March 31,	December 31,
	2026	2025
Real estate secured:
Commercial	$2,946,946	$3,017,002
Construction and land development	2,286,851	2,306,911
Residential	1,437,332	1,662,178
Other	-	-
Total real estate secured	6,671,129	6,986,091
Commercial	1,619,916	1,730,050
Consumer	2,910	3,917
Other	-	-
Total loans	$8,293,955	$8,720,058

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 3. Loans and Allowance for Credit Losses (ACL), Continued

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

On March 31, 2026 and December 31, 2025, loans modified to borrowers experiencing financial difficulty were immaterial. The Company had no unfunded commitments to borrowers experiencing financial difficulty for which the Company had modified their loans on March 31, 2026 or December 31, 2025.

Unfunded commitments:

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, and both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over their estimated life, which are the same loss rates that are used in computing the ACL on loans. The ACL for unfunded loan commitments of $117,535 at both March 31, 2026 and December 31, 2025, is separately classified on the consolidated balance sheet within other liabilities.

Note 4. Premises and Equipment

	March 31,	December 31,
	2026	2025
Land and land improvements	$17,199,368	$17,199,368
Buildings and improvements	48,360,817	48,312,176
Furniture, fixtures and equipment	13,414,348	13,285,338
Construction in progress	417,546	416,217
	79,392,079	79,213,099
Less: Accumulated depreciation	(29,947,340)	(29,447,897)
Total	$49,444,739	$49,765,202

Depreciation expense, included in depreciation and amortization on the consolidated statements of income, for the three months ended March 31, 2026, and 2025 amounted to $ 557,818 and $ 550,401, respectively.

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

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 5. Other Intangible Assets

Goodwill:

FASB ASC No. 2021-03, “Goodwill and Other (Topic 350),” regarding testing goodwill for impairment, provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year. As of the latest impairment analysis at December 31, 2025, management determined there was no goodwill impairment. The carrying amount of goodwill on March 31, 2026 and December 31, 2025 was approximately $8.51 million, respectively.

Core Deposit Intangibles (CDI):

The carrying basis and accumulated amortization of CDIs on March 31, 2026 and December 31, 2025 were:

	March 31,	December 31,
	2026	2025
Gross balance	$13,061,936	$13,061,936
Accumulated amortization	(9,180,895)	(8,805,554)
Carrying amount	$3,881,041	$4,256,382

The change in CDIs during the three months ended March 31, 2026 and the year ended December 31, 2025 is as follows:

	March 31,	December 31,
	2026	2025
Beginning of quarter/year	$4,256,382	$5,824,968
Amortization	(375,341)	(1,568,586)
End of quarter/year	$3,881,041	$4,256,382

As of March 31, 2026, the estimated amortization expense of CDIs for future periods is as follows:

Remainder of 2026	$1,146,873
2027	1,183,335
2028	1,114,976
2029	435,857
Total	$3,881,041

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 6. Short-Term Borrowings

Short-term borrowings included the following on March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Securities sold under repurchase agreements	$5,067,842	$3,251,290
FHLB cash management advance	40,000,000	75,000,000
Federal funds purchased	-	10,000,000
Total short-term borrowings	$45,067,842	$88,251,290

As of December 31, 2025, the Company had federal funds purchased totaling $10,000,000. These borrowings had a weighted average interest rate of 4.05% and a maturity of 14 days.

As of March 31, 2026 and December 31, 2025, the Company had short-term FHLB cash management advances totaling $40,000,000 and $75,000,000, respectively. These borrowings had interest rates of 3.82% and 3.89%, respectively, and ninety-day maturities. The March 2026 balance matures on June 29, 2026.

Securities sold under agreements to repurchase consist of obligations of the Company to other parties. The obligations are typically secured by investment securities with fair values exceeding the total balance of the agreement and such collateral is held by the Company. The weighted average rate on these arrangements as of March 31, 2026 and December 31, 2025 was 2.42% and 2.57%, respectively. The maximum amount of outstanding agreements at any month end during the three months ended March 31, 2026 and the fiscal year ended December 31, 2025 totaled $5,067,842 and $6,632,284, respectively, and the monthly average of such agreements totaled $3,420,928 and $4,846,327 for March 31, 2026 and December 31, 2025, respectively, with an average rate paid of 1.94% and 2.0% for the three months ended March 31, 2026 and for the fiscal year ended December 31, 2025, respectively.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7. Long-Term Debt

FHLB advances and notes payable consisted of the following components as of the dates indicated:

	March 31,	December 31,
	2026	2025

FHLB advances, principal and interest payments at fixed interest rates from 0.69% to 5.03%	$60,920,572	$60,552,956

Trust Preferred Securities, interest payments due quarterly at SOFR plus 2.4%	-	5,576,896

PBD Promissory Note, payments due quarterly at 3.75%, maturing September 2026	12,259,951	12,457,509

Total	$73,180,526	$78,587,361

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 7. Long-Term Debt, Continued

The FHLB advances were secured by mortgage loans totaling $683,483,000 on March 31, 2026. The advances, requiring monthly principal and interest payments at fixed interest rates from 0.69% to 5.03%, are subject to restrictions or penalties in the event of prepayment. These advances mature at various dates between 2026 and 2041.

With the acquisition of Citizens Bancorp, Inc. (“Citizens Bancorp”) and its bank subsidiary, Citizens Bank, on January 2, 2018, the Company assumed Citizens Bank Capital Trust I (the “Trust”). The Trust was formed during 2004 as a statutory trust under the laws of the State of Delaware and until its cancellation on January 21, 2026, was wholly owned by the Company. In September 2004, the Trust issued variable rate preferred securities (the “Trust Preferred Securities”) with an aggregate liquidation amount of $6,000,000 ($1,000 per Trust Preferred Security) to a third-party investor. Citizens Bancorp then issued variable rate junior debentures aggregating $6,186,000 to the Trust (the “Subordinated Debentures”). The Subordinated Debentures were the sole assets of the Trust. The Subordinated Debentures and the Trust Preferred Securities paid interest and dividends, respectively, on a quarterly basis, at a variable interest rate equal to the three-month Secured Overnight Financing Rate (“SOFR”) plus 2.40% adjusted quarterly which was 6.41% on December 31, 2025. The Subordinated Debentures and Trust Preferred Securities were redeemable prior to maturity, in whole or in part, beginning October 7, 2009, at a redemption price of $1,000 per preferred security.

The face amount of the Subordinated Debentures was $6,186,000 on December 31, 2025. Unamortized discount was $661,313 on December 31, 2025. The Company redeemed the Subordinated Debentures, and the Trust redeemed the Trust Preferred Securities in January 2026 with a resulting loss on early retirement of $603,303 recognized during the quarter ended March 31, 2026.

Aggregate annual maturities of long-term debt on March 31, 2026, are:

Debt
Remainder of 2026	$17,610,044
2027	4,850,162
2028	4,931,219
2029	5,006,729
2030	5,130,354
Thereafter	35,652,018
$73,180,526

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 8. Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, banks must meet specific capital guidelines that involve quantitative measures of a bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations ) and of Tier I capital to average assets (as defined in the applicable regulations ). Management believes that as of March 31, 2026 and December 31, 2025, the Bank met all capital adequacy requirements to which it is subject. In addition to these requirements, the Bank is subject to an institution specific capital conservation buffer, which must exceed 2.50%, to avoid limitations on distributions and discretionary bonus payments.

As of March 31, 2026, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s capitalization classification.

The Bank’s actual capital amounts and ratios as of March 31, 2026 and December 31, 2025 are presented in the tables below (dollars in thousands).

					Minimum
					to be well
			Minimum		capitalized under
			for capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026:
Total capital (to risk-weighted assets)	$267,555	14.0%	$152,725	8.0%	$190,906	10.0%

Tier I capital (to risk-weighted assets)	$249,108	13.0%	$114,544	6.0%	$152,725	8.0%

Common equity Tier 1 capital (to risk-weighted assets)	$249,108	13.0%	$85,908	4.5%	$124,089	6.5%

Tier 1 capital (to average assets)	$249,108	11.1%	$89,458	4.0%	$111,823	5.0%

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

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

Note 9. Stock-Based Compensation

Restricted Stock Units:

The Company grants restricted stock units (“RSUs”) to certain employees, officers, and members of the Board of Directors under the Commercial Bancgroup, Inc. 2025 Omnibus Incentive Plan .. The equity incentive plan allows for the issuance up to 850,000 (subject to automatic annual increases in accordance with the terms of the plan) shares of our common stock pursuant to the plan. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. RSUs do not carry voting rights or dividend rights until the underlying shares are issued.

RSUs are subject solely to time based vesting conditions and generally vest over a service period of one to three years, with vesting occurring in equal annual installments, provided the grantee remains in continuous service with the Company through the applicable vesting date.

The grant date fair value of RSUs is measured based on the closing market price of the Company’s common stock on the grant date. Compensation cost related to RSUs is recognized on a straight line basis over the requisite service period and is recorded in the consolidated statements of operations within salaries and employee benefits. The Company accounts for forfeitures as they occur.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 9. Stock-Based Compensation, Continued

The following table summarizes RSU activity for the quarter ended March 31, 2026:

		Weighted Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at beginning of period	45,783	$24.02
Granted	17,131	24.56
Vested	-	-
Forfeited or cancelled	(528)	24.56
End of quarter	62,386	$24.17

As of March 31, 2026, unrecognized compensation cost related to unvested RSUs was $1,236,145, which is expected to be recognized over a weighted average remaining vesting period of 2.44 years.

Upon vesting of RSUs, the Company may withhold shares to satisfy statutory tax withholding requirements. Shares withheld for tax purposes are accounted for as equity transactions and are recorded as a reduction to additional paid in capital. Cash paid for employee tax withholding obligations is classified as a financing activity in the consolidated statements of cash flows.

RSUs do not accrue dividend equivalents prior to vesting. Dividends declared on shares issued upon vesting of RSUs are recognized in the period in which such dividends are paid.

Stock based compensation expense related to RSUs was $159,414, and $0 for the three months ended March 31, 2026, and 2025, respectively. Recognized tax benefit was not material for the quarter ended March 31, 2026.

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

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10. Disclosures About Fair Value of Assets and Liabilities, Continued

Available-for-sale securities:

Where quoted market prices are available in an active market, securities are classified within Level l of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include all of the Company’s available-for-sale securities, consisting of U.S. Treasury, government agency, municipal and mortgage-backed securities. Inputs used to estimate the fair value of Level 2 securities when pricing models are used include the security’s call date, maturity date, and interest rate and current market interest rates. In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Interest rate swap agreements:

The fair value of interest rate swap agreements is estimated using inputs including the remaining term of the agreement and current market interest rates, that are observable or that can be corroborated by observable marked data and, therefore, are classified within Level 2 of the valuation hierarchy.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell on March 31, 2026 and December 31, 2025:

	March 31, 2026
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Fair	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government and federal agency	$14,948,700	$-	$14,948,700	$-
U.S. Government sponsored enterprises (GSEs)
Mortgage-backed:	3,619	-	3,619	-
GSE residential	11,928,944	-	11,928,944	-
State and political subdivisions	15,294,199	-	15,294,199	-
Interest rate swaps	14,508,980	-	14,508,980	-
Liabilities
Interest rate swaps	14,508,980	-	14,508,980	-

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10. Disclosures About Fair Value of Assets and Liabilities, Continued

	December 31, 2025
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Fair	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government and federal agency	$14,830,375	$-	$14,830,375	$-
U.S. Government-sponsored enterprises (GSEs)	5,395	-	5,395	-
Mortgage-backed:
GSE residential	12,787,023	-	12,787,023	-
State and political subdivisions	15,513,879	-	15,513,879	-
Interest rate swaps	14,130,763	-	14,130,763	-
Liabilities
Interest rate swaps	14,130,763	-	14,130,763	-

The Company had no assets or liabilities whose fair values are measured using Level 3 inputs on a recurring basis as of March 31, 2026 and December 31, 2025.

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

The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell on March 31, 2026 and December 31, 2025:

	March 31, 2026
	Fair Value Measurements Using
	Fair value	(Level 1)	(Level 2)	(Level 3)

Foreclosed assets held for sale	$-	$-	$-	$-
Collateral-dependent loans	$230,000	$-	$-	$230,000

	December 31, 2025
	Fair Value Measurements Using
	Fair value	(Level 1)	(Level 2)	(Level 3)

Foreclosed assets held for sale	$-	$-	$-	$-
Collateral-dependent loans	$230,000	$-	$-	$230,000

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10. Disclosures About Fair Value of Assets and Liabilities, Continued

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value on March 31, 2026 and December 31, 2025:

March 31, 2026
	Fair	Valuation	Significant	Weighted
	value	techniques(1)	unobservable inputs	average

Foreclosed assets held for sale	$-	Appraisal	Estimated costs to sell	-
Collateral-dependent loans	$230,000	Appraisal	Estimated costs to sell	8%

December 31, 2025
	Fair	Valuation	Significant	Weighted
	value	techniques(1)	unobservable inputs	average

Foreclosed assets held for sale	$-	Appraisal	Estimated costs to sell	-
Collateral-dependent loans	$230,000	Appraisal	Estimated costs to sell	8%

(1)	The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral-dependent.

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10. Disclosures About Fair Value of Assets and Liabilities, Continued

Fair values of financial instruments:

The carrying amounts and estimated fair values of financial instruments not carried at fair value, on March 31, 2026 and December 31, 2025, are as follows:

	March 31, 2026
	Carrying	Fair value measurements
	amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$168,394,594	$168,394,594	$-	$-	$168,394,594
Held-to-maturity securities
U.S. Government and federal agency	42,598,382	-	41,893,800	-	41,893,800
U.S. Government-sponsored enterprises (GSEs)	13,663,836	-	13,361,203	-	13,361,203
Mortgage-backed: GSE residential	36,216,636	-	33,939,183	-	33,939,183
State and political subdivisions	3,908,088	-	3,695,841	-	3,695,841
	96,386,942	-	92,890,027	-	92,890,027

Loans receivable	1,873,845,370	-	-	1,851,592,022	1,851,592,022
Interest rate swaps	14,508,980	-	14,508,980	-	14,508,980

Financial Liabilities
Time Deposits	503,407,575	-	500,781,000	-	500,781,000
Long-Term borrowings	73,180,526	-	70,819,112	-	70,819,112
Short-Term borrowings	45,067,842	45,067,842	-	-	45,067,842
Interest rate swaps	14,508,980	-	14,508,980	-	14,508,980

Commercial Bancgroup, Inc.

Notes to Unaudited Consolidated Financial Statements

Note 10. Disclosures About Fair Value of Assets and Liabilities, Continued

Fair values of financial instruments, continued:

	December 31, 2025
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

Note 11. Significant Estimates and Concentrations

The Company originates primarily real estate, commercial, and consumer loans to customers primarily in its markets in Kentucky, North Carolina and Tennessee. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in the local area.

At both March 31, 2026 and December 31, 2025, approximately 90% of the Company’s loan portfolio was concentrated in loans secured by real estate, a substantial portion of which is located in the Company’s primary market areas. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of foreclosed assets is susceptible to changes in real estate conditions in the Company’s primary market area. The other concentrations of credit by type of loan are set forth in Note 3.

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

The Company had total outstanding standby letters of credit amounting to approximately $25,102,000 and $24,502,000 on March 31, 2026 and December 31, 2025, respectively, with terms ranging from 30 days to five years. On both March 31, 2026 and December 31, 2025, the Company’s deferred revenue under standby letter of credit agreements was $0.

Lines of credit:

Lines of credit are agreements to lend to a customer as long as there is no violation of any conditions established in the contract. Lines of credit generally have fixed expiration dates. Because a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

On March 31, 2026, the Company had granted unused lines of credit to borrowers aggregating approximately $267,775,000 for commercial lines and open-end consumer lines. On December 31, 2025, unused lines of credit to borrowers aggregated approximately $274,407,000 for commercial lines and open-end consumer lines.

Contingencies:

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of March 31, 2026, the Company was not involved in any such matters which, individually or in the aggregate, management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

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

The Company presents derivative positions gross on its consolidated balance sheets. The derivatives recorded on the consolidated balance sheets as of March 31, 2026 and December 31, 2025, were as follows:

	March 31, 2026		December 31, 2025
	Notional	Fair	Notional	Fair
	amount	value	amount	value
Included in other assets:
Interest rate swaps related to customer loans	$264,862,989	$14,508,980	$268,822,286	$14,130,763

Included in other liabilities:
Interest rate swaps related to customer loans	$264,862,989	$14,508,980	$268,822,286	$14,130,763

Note 14. Earnings Per Share

The factors used in the earnings per share computation follow:

	Three Months Ended
	March 31,
	2026	2025
Basic
Net income	$9,534,438	$8,691,606
Weighted average common shares outstanding	13,697,987	12,137,038
Basic earnings per share	$0.70	$0.72

Diluted
Net income	$9,534,438	$8,691,606
Weighted average common shares outstanding for basic EPS	13,697,987	12,137,038
Add: Dilutive effects of assumed vesting of stock grants	14,175	-
Average dilutive common shares	13,712,162	12,389,694
Diluted earnings per common share	$0.70	$0.72

Dilutive common shares represent restricted stock units that have been awarded but have not vested with the underlying shares of common stock issued to the recipient. (See Note 9 regarding discussion of stock compensation.)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in the 2025 Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Report, particularly in the section titled “Cautionary Note Regarding Forward-Looking Statements” as well as the section titled “Risk Factors” in the 2025 Annual Report. We assume no obligation to update any of these forward-looking statements except to the extent required by law.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. The application of these principles requires management to make estimates, assumptions and complex judgements that affect amounts presented in our consolidated financial statements. These estimates, assumptions and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgements. Management has identified the ACL as a critical accounting policy as included in Note 1 of our consolidated financial statements as of and for the fiscal year ended December 31, 2025, and included in the 2025 Annual Report to be an accounting area that requires the most complex and subjective judgements and, as such, could be most subject to revision as new and additional information becomes available or circumstances change, including changes in the economic climate and interest rate changes. These policies, along with the disclosures presented in the other notes to the consolidated financial statements and in this analysis and discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these policies, estimates, and assumptions, from those disclosed in the 2025 Annual Report.

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

Three Months ended March 31, 2026 Highlights

Results of Operations

●	We had net income of $9.5 million for the three months ended March 31, 2026, an increase of $0.8 million, or 9.7%, as compared to the three months ended March 31, 2025. The increase was primarily the result of an increase in net interest income after provision for credit losses offset by a loss on retirement of debt.

●	We had net income before income taxes of $11.9 million for the three months ended March 31, 2026, an increase of $.7 million, or 5.9%, as compared to the three months ended March 31, 2025. The increase was primarily the result of an increase in net interest income after provision for credit losses.

●	Net interest income was $20.5 million for the three months ended March 31, 2026, an increase of $1.1 million, or 5.9%, as compared to the three months ended March 31, 2025. The increase was primarily attributable to increased loan volume and a reduction in long-term debt interest expense.

●	Noninterest income was $2.6 million for the three months ended March 31, 2026, an increase of $0.14 million, or 6.1%, as compared to the three months ended March 31, 2025. The increase was primarily the result of increases in customer service charges due to normal fluctuations in our letters of credit fees.

●	Noninterest expense was $11.1 million for the three months ended March 31, 2026, an increase of $0.5 million, or 4.8%, as compared to the three months ended March 31, 2025. The increase was primarily the result of a loss on retirement of debt.

Financial Condition

●	Total assets were $2.3 billion as of March 31, 2026, an increase of $37.3 million, or 1.6%, from December 31, 2025.

●	Net loans were $1.9 billion as of March 31, 2026, an increase of $18.4 million, or 1.0%, from December 31, 2025.

●	Total deposits were $1.9 billion as of March 31, 2026, an increase of $76.5 million, or 4.2%, from December 31, 2025. This increase was primarily driven by a $16.4 million increase in time deposits to $503.4 million at March 31, 2026, from $487.0 million at December 31, 2025. Noninterest bearing demand deposits increased $3.8 million or 1.0% to $401.6 million as of March 31, 2026, from $397.8 million as of December 31, 2025. Brokered deposits decreased $6.4 million or 13.3%, to $41.5 million as of March 31, 2026 from $48.0 million as of December 31, 2025.

●	Non-brokered deposits were $1.8 billion as of March 31, 2026, an increase of $82.9 million, or 4.7%, from December 31, 2025. This increase was primarily driven by normal customer business cycles and the Bank’s focus on deposit growth.

●	Asset quality stayed the same with nonperforming assets to total assets of 0.28% as of March 31, 2026, and December 31, 2025. The ACL to total loans remained flat at .97% as of these same dates.

●	Book value per share increased $0.60, or 2.9%, to $21.43 at March 31, 2026, from $20.83 at December 31, 2025.

Primary Factors Used to Evaluate Our Business and Results of Operations

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

Net Interest Income

Net interest income is our principal source of net income and represents the difference between interest income and interest expense. We generate interest income from interest-earning assets that we own, including loans and investment securities. We incur interest expense from interest-bearing liabilities, including interest-bearing deposits and other borrowings, notably FHLB advances, outstanding holding company loan agreement with Community Trust Bank, Inc. (the “CTB Loan”) and the Subordinated Debentures. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the cost of our deposits and other funding sources; (iii) our net interest spread; and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is a ratio of net interest income to average interest earning assets for the same period.

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

Noninterest Expense

Noninterest expense primarily consists of: (i) salaries and employee benefits; (ii) occupancy expenses; (iii) professional fees; (iv) data processing expenses; (v) Federal Deposit Insurance Corporation ( “FDIC”) deposit insurance premiums; (vi) depreciation and amortization; and (vii) other operating expenses.

Salaries and employee benefits include compensation, employee benefits and employer tax expenses for our personnel. Occupancy expenses include utility expenses, property taxes, lease expense, and property maintenance related items. Professional fees include expenses for legal, accounting, consulting, and third-party internal audit and review services. Data processing expenses include expenses paid to our primary third-party data processor and other ancillary service providers as well as telecommunication and data services expenses. Other operating expenses include marketing, telephone, supplies, travel and entertainment expenses, armored carrier services fees and director fees.

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

Liquidity

Deposits primarily consist of commercial and personal accounts maintained by businesses and individuals in our primary market areas. We also utilize brokered deposits (Multi-Bank Securities, Inc. and LPL Financial) and non-brokered deposits (National CD Rateline), certificates of deposits and reciprocal deposits through a third-party network that effectively allows depositors to receive insurance on amounts greater than the FDIC insurance limit, which is currently $250,000 per depositor, per FDIC-insured bank for each account ownership category. We manage liquidity based on factors that include liquid assets to loans, cash flow projections, short-term funding needs and sources, and the availability of unused funding sources. As of March 31, 2026, approximately $305.0 million was available for borrowing on committed lines with the FHLB and $77.5 million was available for purchases of federal funds from correspondents on an overnight uncommitted basis.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

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

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earnings assets:
Gross loans, net of unearned income(1)	$1,883,103	$27,675	5.9%	$1,794,477	$27,930	6.2%
Investment securities	140,223	1,099	3.1%	186,604	1,245	2.3%
Other interest-earning assets	85,953	689	3.2%	150,891	1,591	4.6%
Total interest-earning assets	$2,109,279	$29,463	5.6%	$2,131,972	$30,766	5.8%
Allowance for credit losses	(18,283)	—		(18,109)
Noninterest-earning assets	205,119	—		176,014
Total Assets:	$2,296,115			$2,289,582

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$575,981	$2,809	2.0%	$581,411	$3,326	2.3%
NOW, savings and money market deposits	412,533	1,425	1.4%	383,685	1,435	1.5%
Time deposits	479,804	4,081	3.4%	564,710	5,533	3.9%
FHLB advances	60,522	467	3.1%	64,361	442	2.7%
Other borrowings	20,355	203	4.0%	43,951	690	6.3%
Total interest-bearing liabilities	$1,549,195	$8,985	2.3%	$1,638,118	$11,426	2.8%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$430,842	—		$395,414
Other liabilities	27,593	—		36,110
Total noninterest-bearing liabilities	$458,435	—		$431,524
Shareholders’ equity	$288,485	—		$219,940
Total liabilities and shareholders’ equity	$2,296,115	—		$2,289,582
Net Interest Income		$20,478			$19,340
Net Interest Spread(2)			3.3%			3.0%
Net Interest Margin(3)			3.9%			3.7%

(1)	Includes nonaccrual loans.

(2)	Net interest spread is the difference between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities.

(3)	Net interest margin is a ratio of net interest income to average interest-earning assets for the same period.

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

	Three Months Ended March 31, 2026 over 2025
	Changes due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-Earning Assets:
Loans	$1,379	$(1,634)	$(255)
Investment securities	(309)	163	(146)
Other interest earning assets	(685)	(217)	(902)
Total increase (decrease) in interest income	385	(1,688)	(1,303)

Interest-Bearing Liabilities:
NOW, savings, MMDA deposits, interest-bearing demand	77	(604)	(527)
Time deposits	(832)	(620)	(1,452)
Short-term borrowings	(31)	0	(31)
FHLB advances	(26)	51	25
Other borrowings	(322)	(134)	(456)
Total increase (decrease) in interest expense	(1,134)	(1,307)	(2,441)
Increase (decrease) in net interest income	$1,519	$(381)	$1,138

Net interest income for the three months ended March 31, 2026 was $20.5 million compared to $19.3 million for the three months ended March 31, 2025, an increase of $1.1 million, or 5.9%. The increase in net interest income was comprised of an approximately $1.3 million, or 4.2%, decrease in interest income and dividend income, and an approximately $2.4 million, or 21.4%, decrease in interest expense. The $2.4 million decrease in interest expense for the three-month period ended March 31, 2026, was primarily related to a 0.5% decrease in the rates paid on interest-bearing liabilities and a decrease of $88.9 million, or 5.4%, in average interest-bearing liabilities as of March 31, 2026, compared to March 31, 2025. The decrease in average interest-bearing liabilities from March 31, 2025 to March 31, 2026 was due to decreases in our time deposit balances. For the three months ended March 31, 2026, net interest margin and net interest spread were 3.9% and 3.3%, respectively, compared to 3.7% and 3.0%, respectively, for the same period in 2025, which reflects the decrease in interest income discussed above relative to the slight decrease in interest expense.

The increase in interest income was attributable to a $88.6 million, or 4.9%, increase in average gross loans outstanding as of March 31, 2026, compared to March 31, 2025, offset by a 0.3% decrease in the yield on gross total loans. The increase in average gross loans outstanding was primarily due to organic loan growth in the Nashville-Davidson — Murfreesboro — Franklin, Tennessee MSA (the “Nashville MSA”), the Knoxville, Tennessee MSA (the “Knoxville MSA”) and the Charlotte-Concord-Gastonia, North Carolina-South Carolina MSA (the “Charlotte MSA”). In addition to the decrease in interest income on loans, the decrease in interest income was attributable to a $64.9 million, or 43.0%, decrease in average other interest-earning assets as of March 31, 2026, as compared to March 31, 2025, and a 1.4% decrease in the yield on other interest-earning assets compared to the same period in 2025.

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

The provision for credit losses for the three months ended March 31, 2026, was $122 thousand compared to $0 for the three months ended March 31, 2025. The provision recorded for the three months ended March 31, 2026, was based on an increase in the number of loans outstanding. There were no significant net charge-offs in the three months ended March 31, 2026.

The ACL as a percentage of total loans was 0.97% at both March 31, 2026, and December 31, 2025.

Noninterest Income

While interest income remains the largest single component of our total revenues, noninterest income is an important contributing component. Our most significant sources of noninterest income include customer service fees, which include overdraft program fees, and bank card services and interchange fees.

Noninterest income for the three months ended March 31, 2026, was $2.6 million compared to $2.4 million for the three months ended March 31, 2025, an increase of $0.1 million, or 6.1%. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)

Noninterest income:
Customer service fees	$781	$655	$126
Net gains (losses) on sales of premises and equipment	--	(28)	28
Net gains (losses) on sales of foreclosed assets	107	3	104
ATM and debit card fees	854	799	55
Increase in BOLI	312	308	4
Other income and fees(1)	537	706	(169)
Total noninterest income	$2,591	$2,443	$148

(1)	Other income and fees includes income and fees associated with miscellaneous services.

Customer service fees include fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $126 thousand, or 19.2%, to $781 thousand for the three months ended March 31, 2026, from $655 thousand for the three months ended March 31, 2025. This increase was primarily the result of normal fluctuations in our operations.

ATM and debit card fees increased $55 thousand, or 6.9%, to $854 thousand for the three months ended March 31, 2026, from $799 thousand for the three months ended March 31, 2025. The increase was primarily the result of changes in transactional volume that generates interchange fees.

The income on BOLI increased $4 thousand, or 1.3%, to $312 thousand for the three months ended March 31, 2026, from $308 thousand for the three months ended March 31, 2025. The increase was primarily the result of a gain on a policy due to a death benefit and an increase in earnings rates.

Other income and fees decreased $169 thousand, or 23.9%, to $537 thousand for the three months ended March 31, 2026 from $706 thousand for the three months ended March 31, 2025. This decrease was primarily due to normal fluctuations in our operations.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2026 was $11.1 million compared to $10.6 million for the three months ended March 31, 2025, an increase of $506 thousand, or 4.8%, which was primarily a result of a loss on the early extinguishment of debt. The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,716	$5,626	$90
Occupancy expenses	843	875	(32)
Data processing	1,101	1,207	(106)
Deposit insurance premiums	242	226	16
Professional Fees	209	195	14
Depreciation and amortization	933	948	(15)
Other expenses(1)	2,043	1,504	539
Total noninterest expense	$11,087	$10,581	$506

(1)	Other expenses include items such as telephone expenses, marketing and advertising expenses, debit card expenses, courier fees, directors’ fees, and insurance.

Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance paid by the Bank on behalf of our employees; and (iii) the annual cost for any increases in the liability for non-qualified plans maintained for certain key employees. Salaries and employee benefits for the three months ended March 31, 2026 were $5.7 million, an increase of $0.1 million, or 1.6%, compared to $5.6 million for the three months ended March 31, 2025. This slight increase was primarily due to pay increases net of turnover.

Occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Occupancy expenses for the three months ended March 31, 2026 were $0.84 million compared to $0.87 million for the three months ended March 31, 2025, a decrease of $0.03 million, or 3.7%. The decrease was primarily attributable to normal fluctuations

Data processing expenses, which primarily consist of expenses for data processing services for core processing, decreased $0.1 million, or 8.8%, to $1.1 million for the three months ended March 31, 2026 from $1.2 million for the three months ended March 31, 2025.

Professional fees expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $0.1 million, or 7.2%, to $0.2 million for the three months ended March 31, 2026 compared to $0.1 million for the three months ended March 31, 2025. This increase was primarily the result of the higher professional fees associated with becoming a public company in the fourth quarter of 2025.

Depreciation and amortization for the three months ended March 31, 2026 was $0.93 million compared to $0.95 million for the three months ended March 31, 2025, a decrease of approximately $0.015 million, or 1.6%. The decrease was primarily attributable to the sale of a closed bank office and a decrease in core deposit intangibles from previous acquisitions.

Other expenses increased $0.5 million, or 35.8%, to $2.0 million for the three months ended March 31, 2026, compared to $1.5 million for the three months ended March 31, 2025. This increase was primarily attributable to a write-off of a discount of $0.6 million due to the redemption of the Subordinated Debentures and Trust Preferred Securities.

Financial Condition

Total assets were $2.3 billion as of March 31, 2026, an increase of $37.3 million, or 1.6%, from December 31, 2025. This increase was primarily the result of an increase in net loans of $18.4 million and an increase in interest-bearing deposits in banks of $37.1 million.

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

The following table presents our balances and associated percentages of the composition of loans by loan portfolio segment, excluding loans held for sale, on the dates indicated:

	Loan Portfolio Segments
	As of March 31, 2026		As of December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,114,516	59%	$1,113,440	59%
Construction and land development	195,189	10%	176,688	9%
Residential	383,346	20%	377,943	20%
Other	14,511	1%	14,824	1%
Commercial	171,029	9%	174,248	9%
Consumer	12,260	1%	15,417	1%
Other	7,237	0%	7,450	0%
Total loans	$1,898,088	100%	$1,880,010	100%
Deferred loan fees and discounts	5,914		6,477
Allowance for credit losses	18,329		18,096
Loans, net	$1,873,845		$1,855,437

Net loans were $1.9 billion as of March 31, 2026, an increase of $18.4 million, or 1.0%, from December 31, 2025. The increase in net loans outstanding was primarily due to organic loan growth in the Nashville MSA, the Knoxville MSA and the Charlotte MSA.

The following table shows the contractual maturities of the Company’s loans, excluding loan discounts, as of March 31, 2026, and December 31, 2025, respectively:

	As of March 31, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)

Real Estate:
Construction and land development	$12,693	$31,690	$29,360	$90,240	$6,590	$24,615	$195,188
Residential	12,426	8,538	21,056	37,669	51,483	252,174	383,346
Commercial real estate	198,264	25,095	292,394	309,213	32,467	257,083	1,114,516
Other	70	19	3,140	10,057	234	992	14,512
Commercial	23,364	25,473	28,146	62,761	1,219	30,066	171,029
Consumer and other	10,386	472	6,577	366	1,435	262	19,497
Total Loans	$257,203	$91,287	$380,674	$510,306	$93,428	$565,192	$1,898,088

	As of December 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real Estate:
Construction and land development	$16,036	$35,403	$29,331	$67,293	$10,202	$18,424	$176,689
Residential	9,080	8,382	22,664	36,553	51,800	249,462	377,941
Commercial real estate	156,594	22,646	345,028	303,721	23,782	261,669	1,113,440
Other	90	369	3,213	9,902	244	1,007	14,825
Commercial	23,696	29,453	29,031	60,418	1,154	30,496	174,248
Consumer and other	10,784	3,260	6,600	317	1,534	372	22,867
Total Loans	$216,280	$99,513	$435,867	$478,204	$88,716	$561,430	$1,880,010

The majority of our loans are priced with a fixed rate and a one-to-five-year maturity. This type of loan has historically been about 43.0% of total loans over the past two years because the majority of our commercial loans are priced with five-year balloons.

We are primarily involved in real estate, commercial, and consumer lending activities with customers throughout our markets in Kentucky, North Carolina, and Tennessee. About 90.0% and 89.5% of our total loans were secured by real property as of March 31, 2026 and December 31, 2025, respectively. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of the Nashville MSA, Knoxville MSA, Chattanooga, and Kingsport in Tennessee and the Charlotte MSA in North Carolina.

CRE loans were 58.7% of total loans as of March 31, 2026, and represented 59.2% of total loans as of December 31, 2025. C&D loans were 10.3% of total loans as of March 31, 2026, and represented 9.4% of total loans as of December 31, 2025. The ratio of our CRE loans to total risk-based bank capital was 417% as of March 31, 2026 and 435% as of December 31, 2025. C&D loans represented 73.0% of total risk-based bank capital as of March 31, 2026 as compared to 69.1% as of December 31, 2025.

We have established concentration limits in our loan portfolio for CRE loans by loan type, including collateral and industry, among others. All loan types are within established limits other than our hotels/motels category, which has occasionally exceeded our limit of 50% of total risk-based capital. For further information on the risks associated with the concentration of our loan portfolio in certain industries, please see the risk factor titled “We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses and make other loans that may carry increased levels of credit risk” in the section titled “Risk Factors” in the 2025 Annual Report. Despite this category being outside of our established limits, we believe lending risk in this category is mitigated by a significant portion of the financed properties being owner-occupied hotels/motels, meaning that the properties are run by their owners. All but one of the hotel/motel projects currently in our loan portfolio are “flag” hotels. Further, our exposure to the hotels/motels category is geographically dispersed throughout the states of Florida, Kentucky, North Carolina, South Carolina and Tennessee. We have restricted lending on lodging projects to existing clients only for the foreseeable future. Our lending concentration in the hotels/motels sector is actively managed by our senior management team, including our President and Chief Executive Officer and Chief Credit Officer.

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

C&D loans increased $18.5 million, or 10.5%, to $195.2 million as of March 31, 2026, from $176.7 million as of December 31, 2025. The majority of this increase was due to new loan volume. Residential C&D loans were relatively flat compared to commercial C&D loans.

Residential.    We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which made up approximately 89.0% of our residential loan portfolio as of March 31, 2026. Our residential loans also include home equity lines of credit, which totaled $37.0 million, or approximately 9.8% of our residential portfolio, as of March 31, 2026. By offering a full line of residential loan products, the owners of the small to medium-sized businesses that we lend to are able to use us, instead of a competitor, for financing a personal residence.

Commercial Real Estate.    Our CRE loan portfolio includes loans for commercial property that is owned by real estate investors, construction loans to build owner-occupied properties, and loans to developers of CRE investment properties and residential developments. CRE loans are subject to underwriting standards and processes similar to our commercial loans. These loans are underwritten primarily based on projected cash flows for income-producing properties and collateral values for non-income-producing properties. The repayment of these loans is generally dependent on the successful operation of the properties securing the loans or the sale or refinancing of the property. Real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are diversified by type and geographic location. We believe this diversity helps reduce our exposure to adverse economic events that may affect any single market or industry. CRE loans remained constant at $1.1 billion as of March 31, 2026 and December 31, 2025, respectively. This decrease was primarily driven by customer payoffs. As of March 31, 2026, our CRE portfolio was comprised of $357.4 million in non-owner occupied CRE loans and $432.5 million in owner-occupied properties and $212.1 million in multi-family properties.

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

Commercial loans decreased $3.2 million, or 1.85%, to $171.0 million as of March 31, 2026, from $174.2 million as of December 31, 2025.

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

Consumer and other loans (non-real estate loans) decreased $3.3 million, or 14.7%, to $19.5 million as of March 31, 2026, from $22.9 million as of December 31, 2025.

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

On March 31, 2026, and December 31, 2025, loan participations sold to third parties (which are not included in the accompanying consolidated balance sheets) totaled $116.5 million and $116.0 million, respectively. We sell participations to manage our credit exposures to borrowers. On March 31, 2026, and December 31, 2025, loan participations purchased totaled $0. The variance in loan participations sold comes from sales of participations in the ordinary course of business.

Allowance for Credit Losses (ACL)

The ACL is funded as losses are estimated through a provision for credit losses charged to expense. Credit losses are charged against the allowance when management believes the collectability of a loan balance is confirmed. Confirmed losses are charged off immediately. Subsequent recoveries, if any, are credited to the allowance.

The ACL is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio. The ACL is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of loans in light of historical experience, the nature and volume of the loan portfolio, the overall portfolio quality, specific problem loans, current economic conditions that may affect borrowers’ ability to pay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions.

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

The Company’s primary methodology for estimating expected credit losses for all loan types is the WARM method. The WARM current expected credit losses methodology uses average annual loss rate along with a simple but reasonable forecast based on a “regression” analysis of loan history dating back 18 years. The dependent variable is an entity’s loss rate, based on changes in the Prime Lending Rate over the same period. The Company utilizes the Prime Lending Rate as the independent variable due to it being the tool most commonly utilized by the Federal Reserve to either accelerate and/or slow down the economy. Additionally, the ACL calculation includes qualitative adjustments to account for risk factors that may not be incorporated in the quantitatively derived allowance estimate. Qualitative adjustments may increase or decrease the allowance estimate.

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

Our ACL was $18.3 million at March 31, 2026 compared to $18.1 million at December 31, 2025, an increase of $0.2 million, or 1.3%. A provision of $122 thousand was recorded for the three months ended March 31, 2026 compared to $0 for the three months ended March 31, 2025. Additional provisions were recorded based on national, regional and economic conditions and changes in the volume and nature of our loan portfolio.

The following table provides an analysis of the ACL at the dates indicated.

	As of March 31, 2026	As of December 31, 2025
	(Dollars in thousands)
Average loans outstanding	$1,883,103	$1,791,550
Total loans outstanding at end of period	$1,892,174	$1,873,533
Allowance for credit losses at beginning of period	$18,096	$18,205
Charge-offs:
Commercial real estate	—	(301)
Construction and land development	—	—
Residential real estate	—	(121)
Commercial	—	(362)
Consumer and other	(15)	(251)
Total charge-offs	(15)	(1,035)

Recoveries:
Commercial real estate	114	151
Construction and land development	—	201
Residential real estate	—	64
Commercial	1	11
Consumer and other	11	83
Total recoveries	126	510
Net (charge-offs) recoveries	$111	$(525)
Provision for credit losses	$122	$416
Balance at end of period	$18,329	$18,096
Ratio of allowance to end of period loans	.97%	.97%
Ratio of net (charge-offs) recoveries to average loans	0.01%	(0.01)%

Net charge-offs for the three months ended March 31, 2026 totaled $0.1 million. Net charge-offs for the year ended December 31, 2025 totaled ($0.3) million.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets held for sale (OREO) until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. OREO totaled approximately $0.6 million at March 31, 2026, and $0.3 million at December 31, 2025.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.

Nonaccrual loans were $5.9 million at March 31, 2026. We had no loans 90 days past due and still accruing at March 31, 2026.

Total nonperforming loans decreased approximately $0.04 million from December 31, 2025 to March 31, 2026. The decrease was primarily the result of normal fluctuations.

The following tables present the contractual aging of the recorded investment and loan discount in current and past due loans by class of loans as of March 31, 2026, and December 31, 2025:

	Contractual Aging of Recorded Investments
As of March 31, 2026	Current	30 – 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
Real estate mortgages:
Commercial real estate	$1,114,418	$98	$—	$—	$1,114,516
Construction and land development	194,501	653	—	35	195,189
Residential real estate	372,785	5,023	—	5,537	383,345
Other	14,511	—	—	—	14,511
Commercial	170,577	217	—	235	171,029
Consumer and other	19,248	195	—	54	19,497
Total loans	$1,886,040	$6,186	$—	$5,861	$1,898,087

	Contractual Aging of Recorded Investments
As of December 31, 2025	Current	30 – 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
Real estate mortgages:
Commercial real estate	$1,113,181	$259	$—	$—	$1,113,440
Construction and land development	176,057	35	—	596	176,688
Residential real estate	366,957	5,546	—	5,439	377,942
Other	14,824	—	—	—	14,824
Commercial	173,794	323	—	131	174,248
Consumer and other	22,675	114	—	79	22,868
Total loans	$1,867,488	$6,277	$—	$6,245	$1,880,010

 Nonperforming Assets

The following table sets forth the allocation of our nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	As of March 31, 2026	As of December 31, 2025
	(Dollars in Thousands)
Nonaccrual loans	$5,861	$6,245
Loans past due 90 days or more and still accruing	—	-
Total nonperforming loans	5,861	6,245
OREO	575	253
Repossessed property	—	—
Total nonperforming assets	$6,436	$6,498
Modified loans – nonaccrual(1)	$—	$—
Modified loans – accruing	$—	$—
Allowance for credit losses	$18,329	$18,096
Total loans, net of discounts and deferred fees, outstanding at end of period	$1,892,174	$1,873,533
Nonperforming loans to total loans	0.31%	0.33%
Nonperforming assets to total loans and OREO	0.34%	0.33%
Allowance for credit losses to nonperforming loans	313%	290%
Allowance for credit losses to total loans, net of discounts and deferred fees	.97%	.97%
Nonaccrual loans by category:
Real estate:
Commercial real estate	$	$--
Construction and land development	35	596
Residential and other	5,537	5,439
Commercial	235	131
Consumer and other	54	79
Total	$5,861	$6,245

(1)	Troubled debt restructured loans are excluded from nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are more than 90 days past due.

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

These loans are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are past due 90 days or more after the restructuring. The balance of these loans as of March 31, 2026 and December 31, 2025, was immaterial.

Credit Quality

Credit quality and trends in the loan portfolio segments are measured and monitored regularly. Detailed reports, by product, collateral, accrual status, and other applicable criteria, are reviewed by our Chief Credit Officer.

In addition to the past due and nonaccrual criteria, we also evaluate loans according to an internal risk grading system. Loans are segregated between pass, special mention, substandard, doubtful, and loss categories, which conform to regulatory definitions. A description of the general characteristics of the risk categories and definitions of those segregations follows.

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

The following tables summarize the risk categories of our loan portfolio based upon the most recent analysis performed as of March 31, 2026, and December 31, 2025, respectively:

	Outstanding Loan Balance by Internal Risk Grades
As of March 31, 2026	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Commercial real estate	$1,105,529	$8,897	$90	$—	$1,114,516
Construction and land development	194,983	171	35	—	195,189
Residential	377,179	545	5,622	—	383,346
Other	14,511	—	—	—	14,511
Commercial	170,093	701	235	—	171,029
Consumer and other	19,399	44	54	—	19,497
Total loans	$1,881,694	$10,358	$6,036	$—	$1,898,088

	Outstanding Loan Balance by Internal Risk Grades
As of December 31, 2025	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Commercial real estate	$1,104,532	$8,814	$94	$—	$1,113,440
Construction and land development	176,014	78	596	—	176,688
Residential	371,583	833	5,527	—	377,943
Other	14,824	—	—	—	14,824
Commercial	173,324	793	131	—	174,248
Consumer and other	22,768	21	79	—	22,868
Total loans	$1,863,045	$10,539	$6,427	$—	$1,880,011

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

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Available-for-Sale
U.S. government and federal agency	$14,959	$14,949	$(10)	$14,830	$14,830	$	__
U.S. government-sponsored enterprises (GSEs)	4	4	—	5	5		—
Mortgage-backed securities	12,532	11,928	(604)	13,295	12,787		(508)
State and political subdivisions	15,703	15,294	(409)	15,780	15,514		(266)
Total Available-for-Sale	$43,198	$42,175	$(1,023)	$43,910	$43,136		$(774)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At March 31, 2026, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities, and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of March 31, 2026 and December 31, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of March 31, 2026
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale
U.S. treasury securities	14,959	3.54%	—	—	—	—	—	—
U.S. government and federal agencies	4	7.67%	—	—	—	—	—	—
State and political subdivisions	3,280	2.66%	6,406	2.88%	4,071	3.97%	1,946	4.86%
Mortgage-backed securities	58	3.52%	2,130	3.14%	3,583	2.47%	6,761	3.49%
Total Available-for-Sale	$18,301	3.38%	$8,536	2.95%	$7,654	3.29%	$8,707	3.80%

	As of December 31, 2025
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale
U.S. government and federal agencies	$14,830	3.54%	—	—	—	—	—	—
U.S. government sponsored enterprises (GSEs)	5	8.11%	—	—	—	—	—	—
State and political subdivisions	3,351	0.68%	6,142	2.88%	4,338	3.97%	1,949	4.86%
Mortgage-backed securities	31	3.33%	2,452	3.23%	3,481	2.34%	7,331	3.54%
Total Available-for-Sale	$18,217	3.38%	$8,594	2.98%	$7,819	3.24%	$9,280	3.8%

	As of March 31, 2026
	Due in One Year or less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Held-to-Maturity
U.S. government and federal agencies	$40,117	1.86%	$2,481	1.17%	$-	-%	$-	-%
U.S. government-sponsored enterprises (GSEs)	7,927	3.24%	5,737	1.59%	-	-%	-	-%
State and political subdivisions	-	-%	2,430	1.47%	99	4.37%	1,379	5.04%
Mortgage-backed securities	-	-%	-	-%	-	-%	36,217	3.61%
Total Held-to-Maturity	$48,044	2.09%	$10,648	1.46%	$98	4.37%	$37,596	3.66%

	As of December 31, 2025
	Due in One Year or less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Held-to-Maturity
U.S. government and federal agencies	$30,234	2.19%	$12,448	0.93%	$-	-%	$-	-%
U.S. government-sponsored enterprises (GSEs)	7,883	3.24%	5,716	1.59%	-	-%	-	-%
State and political subdivisions	-	-%	2,434	1.47%	98	4.37%	1,381	5.04%
Mortgage-backed securities	-	-%	-	-%	-	-%	37,534	3.65%
Total Held-to-Maturity	$38,117	2.35%	$20,598	1.18%	$98	4.37%	$38,915	3.70%

Allowance for Credit Losses (ACL) — Available-For-Sale Securities:    The Company evaluates available-for-sale securities in an unrealized loss position to determine if credit losses exist. The Company first evaluates whether it intends to sell, or it is more likely than not that it will be required to sell, a security before recovering its amortized cost basis. If either condition exists, the security’s amortized cost basis is written down to fair value through income. If either aforesaid condition does not exist, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If credit loss exists, the Company recognizes an ACL, limited to the amount by which the amortized cost basis exceeds the fair value. Any impairment not recognized through an ACL is recognized in other comprehensive income (loss), net of tax.

Changes in the ACL are recorded as provision for credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses (ACL) — Held-to-Maturity Securities:    Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type and any other risk characteristics used to segment the portfolio. Accrued interest receivable on held-to-maturity debt securities totaled $528,655 and $291,460 as of March 31, 2026, and December 31, 2025, respectively.

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

The Company sold no held-to-maturity securities prior to maturity during the three months ended March 31, 2026 or the fiscal year ended December 31, 2025.

Bank-Owned Life Insurance

We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy. We are the sole owner and beneficiary of these BOLI policies. At March 31, 2026, BOLI policies totaled $46.5 million compared to $46.6 million at December 31, 2025. The decrease represents increases in the cash surrender values of the policies net of a slight reduction in the policies’ total value due to an insured’s death.

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

Total deposits were $1.9 billion at March 31, 2026 and $ 1.8 billion at December 31, 2025. As of March 31, 2026, 21.2% of total deposits was comprised of noninterest-bearing demand deposits, 52.1% of total deposits was comprised of interest-bearing non-maturity accounts and 26.6% of total deposits was comprised of time deposits. As of December 31, 2025, 21.9% of total deposits was comprised of noninterest-bearing demand deposits, 51.2% of total deposits was comprised of interest-bearing non-maturity accounts and 26.8% of total deposits was comprised of time deposits.

The following table summarizes our deposit balances as of March 31, 2026, and December 31, 2025:

	As of March 31,		As of December 31,
	2026		2025
	Balance	% of Total	Balance	% of Total
			(Dollars in thousands)
Noninterest-bearing demand deposits	$401,624	21.2%	$397,835	21.9%
Interest-bearing deposits:
Interest-bearing demand deposits	572,053	30.2%	516,151	28.4%
NOW, savings and money market	415,132	21.9%	414,716	22.8%
Time deposits	503,408	26.6%	487,032	26.8%
Total interest-bearing deposits	1,490,024	78.7%	1,417,899	78.1%
Total deposits	$1,892,217	100%	$1,815,734	100%

The following tables set forth the maturity of time deposits as of March 31, 2026, and December 31, 2025:

	As of March 31, 2026 Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$111,689	$217,587	$49,532	$7,632	$386,440
Time deposits (greater than $250,000)	38,200	67,149	11,618	—	116,967
Total time deposits	$149,889	$284,736	$61,150	$7,632	$503,407

	As of December 31, 2025 Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$161,783	$176,711	$33,093	$5,363	$376,950
Time deposits (greater than $250,000)	40,542	57,046	12,495	—	110,082
Total time deposits	$202,325	$233,757	$45,588	$5,363	$487,032

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

FHLB Advances. The FHLB allows us to borrow, on both a short and long-term basis, collateralized by a blanket floating lien on first mortgage loans and CRE loans as well as FHLB stock. At March 31, 2026, and December 31, 2025, we had borrowing capacity from the FHLB of $309.1 million and $276.0  million, respectively. The increase in capacity is due to adding new collateral. We had $40 million of cash management advance FHLB borrowings as of March 31, 2026 and $75 million as of December 31, 2025. We had long-term FHLB borrowings of $60.9 million and $60.6 million as of March 31, 2026, and December 31, 2025, respectively. All of our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of March 31, 2026, and December 31, 2025:

	As of March 31, 2026	As of December 31, 2025
	(Dollars in thousands)
Long-term FHLB borrowings outstanding at end of period	$60,921	$60,553
Weighted average interest rate at end of period	2.99%	2.88%
Maximum month-end balance	$60,921	$66,202
Average balance outstanding during the period	$60,206	$62,419
Weighted average interest rate during the period	3.10%	2.92%

Lines of Credit.    The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of the lines of credit was $102.5 million as of March 31, 2026, of which $102.5 million was available. The total amount of the lines of credit was $102.5 million as of December 31, 2025, all of which was available.

Federal Reserve Discount Window.    The Bank has a line of credit with the Federal Reserve Discount Window collateralized with CRE loans. There were no amounts outstanding under this line of credit as of March 31, 2026, or December 31, 2025.

Community Trust Bank Loan Agreement.    In April 2015, we executed a Loan Agreement with Community Trust Bank, Inc., Pikeville, Kentucky (the “Community Trust Loan Agreement”), which was later amended and restated on January 27, 2020, providing for the CTB Loan. The CTB Loan was collateralized by all of the issued and outstanding shares of the Bank. The Community Trust Loan Agreement included various financial and nonfinancial covenants. On October 7, 2025, the CTB loan was paid in full.

Trust Preferred Securities.    With the acquisition of Citizens Bancorp and its bank subsidiary, Citizens Bank, in 2018, we also acquired the Trust. In September 2004, the Trust issued the Trust Preferred Securities with an aggregate liquidation amount of $6,000,000 ($1,000 per Trust Preferred Security) to a third-party investor. Citizens Bancorp then issued the Subordinated Debentures aggregating $6,186,000 to the Trust. The Subordinated Debentures were the sole assets of the Trust. The Subordinated Debentures and the Trust Preferred Securities paid interest and dividends, on a quarterly basis, at a variable interest rate equal to three-month SOFR plus 2.40% adjusted quarterly, which was 6.41% on December 31, 2025, respectively. The Subordinated Debentures and the Trust Preferred Securities were redeemable prior to maturity, in whole or in part. On January 7, 2026, the Company redeemed the Subordinated Debentures and the Trust Preferred Securities in full.

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

The Company and the Bank are separate corporate entities. The Company’s liquidity depends primarily upon dividends received from the Bank and capital and debt instruments issued by the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company. See the sections titled “Risk Factors – Legal, Regulatory and Compliance Risks – Our Ability to pay dividends is subject to restriction by various laws and regulations and other factors” and “Supervision and Regulation — Payment of Dividends and Repurchases of Capital Instruments” in the 2025 Annual Report. The Company relies on its liquidity to pay interest and principal on Company indebtedness, company operating expenses, and dividends to Company shareholders.

As of March 31, 2026
Current On-Balance Sheet (in thousands)
Cash and cash equivalents	$168,395
Unpledged available-for-sale and held-to-maturity securities	20,861
Total on-balance sheet	$189,256

As of March 31, 2026
Available Sources of Liquidity (in thousands)
Federal Reserve & FHLB remaining borrowing capacity	$309,065
Correspondent banks borrowing capacity	102,500
Brokered CDs capacity	258,755
Total available sources	$670,320

Capital Requirements

We are subject to various regulatory capital requirements administered by the federal and state banking regulators. Failure to meet applicable regulatory capital requirements may result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under regulatory capital adequacy guidelines and the regulatory framework for “prompt corrective action” (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting policies. The capital amounts and classifications are subject to qualitative judgments by the federal banking regulators about components, risk weightings and other factors. Because the Company has total consolidated assets of less than $3 billion and otherwise qualifies for the application of the Federal Reserve’s Small Bank Holding Company Policy Statement, the Company currently is not subject to federal capital adequacy guidelines on a consolidated basis. Rather, the regulatory capital requirements are applied to and assessed at the Bank. See the section titled “Supervision and Regulation” in the 2025 Annual Report.

The tables below summarize the capital requirements applicable to the Bank in order for the Bank to satisfy the minimum capital requirements of the capital adequacy guidelines and to be considered “well-capitalized” from a regulatory perspective under the prompt corrective action framework, as well as the Company’s and the Bank’s capital ratios as of March 31, 2026, and December 31, 2025. The Federal Deposit Insurance Act (“FDIA”) requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the FDIA, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable FDIA regulations, an institution is considered to be well capitalized if it has a common equity Tier 1 capital ratio (“CET1 capital”) of at least 6.5%, a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.

The Bank exceeded all the minimum regulatory capital requirements under the federal capital adequacy guidelines (Basel III), and the Bank met all the minimum capital requirements to be considered “well-capitalized” under the prompt corrective action framework, as of the dates reflected in the tables below.

	Actual		Required Minimum Under Capital Adequacy Guidelines		Minimum to be Considered “Well Capitalized” Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2026:
Tier 1 capital (to average assets) (leverage)
Company	$239,495	12.3%	N/A	N/A	N/A	N/A
Bank	$249,108	11.1%	$89,458	4.0%	$111,823	5.0%
CET1 capital (to risk-weighted assets)
Company	$239,495	14.7%	N/A	N/A	N/A	N/A
Bank	$249,108	13.0%	$85,908	4.5%	$124,089	6.5%
Tier 1 capital (to risk-weighted assets)
Company	$239,495	13.7%	N/A	N/A	N/A	N/A
Bank	$249,108	13.0%	$114,644	6.0%	$152,725	8.0%
Total capital (to risk-weighted assets)
Company	$257,886	15.7%	N/A	N/A	N/A	N/A
Bank	$267,555	14.0%	$152,725	8.0%	$190,906	10.0%

	Actual		Required Minimum Under Capital Adequacy Guidelines		Minimum to be Considered “Well Capitalized” Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025:
Tier 1 capital (to average assets) (leverage)
Company	$229,716	10.7%	N/A	N/A	N/A	N/A
Bank	$237,827	10.8%	$88,218	4.0%	$110,272	5.0%
CET1 capital (to risk-weighted assets)
Company	$224,174	12.1%	N/A	N/A	N/A	N/A
Bank	$237,827	12.5%	$85,349	4.5%	$123,282	6.5%
Tier 1 capital (to risk-weighted assets)
Company	$229,716	12.5%	N/A	N/A	N/A	N/A
Bank	$237,827	12.5%	$113,799	6.0%	$151,732	8.0%
Total capital (to risk-weighted assets)
Company	$247,705	13.4%	N/A	N/A	N/A	N/A
Bank	$255,727	13.5%	$151,732	8.0%	$189,665	10.0%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at March 31, 2026, and December 31, 2025:

	Payments Due at March 31, 2026
	Within One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$434,625	$68,031	$751	$503,407
Short-term borrowings	45,068	—	—	45,068
Long-term borrowings	17,610	19,918	35,653	73,181
Total contractual obligations	$497,303	$87,949	$36,404	$621,656

	Payments Due at December 31, 2025
	Within One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$436,082	$50,950	$—	$487,032
Short-term borrowings	88,251	—	—	88,251
Long-term borrowings	12,607	707	59,696	73,010
Subordinated debt securities	—	—	5,577	5,577
Total contractual obligations	$536,940	$51,657	$65,273	$653,870

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

The following table summarizes commitments we had made as of the dates presented.

	As of March 31,	As of December 31,
	2026	2025
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$267,775	$274,407
Standby letters of credit	25,102	24,503
Total	$292,877	$298,910

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed under the section titled “Risk Factors” in the 2025 Annual Report. These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Report. Please be aware that these risks may change over time and other risks may prove to be important in the future.

There have been no material changes to the risk factors previously disclosed in the 2025 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

List of Exhibits

Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

**	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Commercial Bancgroup, Inc.

Date: May 13, 2026	By:	/s/ Terry L. Lee
		Name:	Terry L. Lee
		Title:	President and Chief Executive Officer

Commercial Bancgroup, Inc.

Date: May 13, 2026	By:	/s/ Philip J. Metheny
		Name:	Philip J. Metheny
		Title:	Senior Executive Vice President, Chief Financial Officer