Form 10-Q
period 2026-06-30
Commercial Bancgroup, Inc.
filed 2026-08-12
CIK 1981546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 12, 2026, the registrant had 13,701,269.5 shares of common stock, $0.01 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may include statements relating to the strategies, future operations, future financial position or performance, future revenue, projected costs, prospects, plans, objectives of management and expected market growth of Commercial Bancgroup, Inc., a Tennessee corporation (the “Parent Company”), and its consolidated subsidiaries (collectively, the “Company,” “we,” “our,” “us,” or similar terms). These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “aim,” “would,” “annualized” and “outlook,” or the negative version of these words or other similar words or phrases of a future or forward-looking nature.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following:

●	business and economic conditions nationally, regionally and in our target markets, particularly in Kentucky, North Carolina, and Tennessee and the particular geographic areas in which we operate;

●	the level of, or changes in the level of, interest rates and inflation, including the effects thereof on our earnings and financial condition and the market value of our investment and loan portfolios;

●	the concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

●	the concentration of our business within our geographic areas of operation in Kentucky, North Carolina, and Tennessee and neighboring markets;

●	credit and lending risks associated with our commercial real estate (“CRE”), commercial, and construction and land development (“C&D”) loan portfolios;

●	risks associated with our focus on lending to small and mid-sized businesses;

●	our ability to maintain important deposit customer relationships, maintain our reputation or otherwise avoid liquidity risks;

●	changes in demand for our products and services;

●	the failure of assumptions and estimates underlying the establishment of allowances for possible credit losses and other asset impairments, valuations of assets and liabilities, and other calculations;

●	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;

●	our inability to maintain a “satisfactory” rating under the Community Reinvestment Act;

●	risks that our cost of funding could increase in the event we are unable to continue to attract stable, low-cost deposits or maintain or reduce our cost of deposits;

●	our inability to raise necessary capital to fund our growth strategy and operations or to meet increased required minimum regulatory capital levels;

●	our ability to execute and prudently manage our growth and execute on our business strategy, including expansionary activities;

●	the composition of and changes in our management team and our ability to attract, incentivize and retain key personnel;

●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, trust and other wealth management services and insurance services, including the disruption effects of financial technology and other competitors who are not subject to the same regulations as the Company;

●	the deterioration of our asset quality or the value of collateral securing loans;

●	changes in our accounting standards;

●	the effectiveness of our risk management framework, including internal controls;

●	severe weather, natural disasters, pandemics, epidemics, acts of war, terrorism, or other external events, such as the transition risk associated with climate change, and other matters beyond our control;

●	changes in technology or products or services that may be more difficult or costly, or less effective, than anticipated;

●	the risks of acquisitions and other expansionary activities, including without limitation our ability to identify and consummate transactions with potential future acquisition candidates, the time and costs associated with pursuing such transactions, our ability to successfully integrate operations as part of such transactions and our ability, and possible failures, to achieve expected gains, revenue growth, expense savings and/or other synergies from such transactions;

●	our ability to maintain our historical rate of growth;

●	failure to keep pace with technological change, including the increasing use of artificial intelligence, or difficulties when implementing new technologies;

●	systems failures or interruptions involving our risk management framework, our information technology and telecommunications systems or third-party service providers;

●	our ability to identify and address unauthorized data access, cyber-crime and other threats to data security and customer privacy;

●	our compliance with governmental and regulatory requirements, including the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and other laws relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with mortgage origination, sale and servicing operations;

●	compliance with the Bank Secrecy Act of 1970, Office of Foreign Assets Control rules and anti-money laundering laws and regulations;

●	governmental monetary and fiscal policies;

●	changes in laws, rules, or regulations, or interpretations thereof, or policies relating to financial institutions or accounting, tax, trade, monetary or fiscal matters;

●	the ability of our Parent Company to receive dividends from its wholly owned subsidiary bank, Commercial Bank (the “Bank”), and our ability to satisfy our obligations as they become due;

●	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;

●	the limited experience of our management team in managing and operating a public company;

●	the incremental costs of operating as a public company;

●	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and

●	other risks and factors described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Parent Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2026 (the “2025 Annual Report”) and in subsequent filings of the Parent Company with the SEC.

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

Commercial Bancgroup, Inc.

Consolidated Financial Statements (Unaudited)

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Commercial Bancgroup, Inc.

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30,	December, 31
	2026	2025
Assets
Cash and due from banks	$22,313,240	$26,393,695
Federal funds sold	8,787,117	25,328,744
Interest-bearing deposits in banks	139,013,949	92,596,490
Cash and cash equivalents	170,114,306	144,318,929

Available-for-sale securities	38,553,064	43,136,672
Held-to-maturity securities	94,342,911	97,728,121
Loans, net of allowance for credit losses of $18,722,469 and$18,096,173 on June 30, 2026 and December 31, 2025, respectively	1,921,813,487	1,855,437,066
Premises and equipment, net	50,144,628	49,765,202
Restricted stock, at cost	12,528,400	11,375,500
Foreclosed assets held for sale, net	755,497	253,000
Interest receivable	7,128,855	7,451,045
Bank owned life insurance	46,618,666	46,647,762
Core deposits and other intangibles	3,501,530	4,256,382
Goodwill	8,510,852	8,510,852
Deferred tax asset	1,076,181	1,002,784
Other	21,495,914	21,571,666
Total assets	$2,376,584,291	$2,291,454,981

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Demand	$942,633,089	$913,985,722
Savings, NOW and money market	413,904,250	414,715,894
Time	516,634,975	487,032,489
Total deposits	1,873,172,314	1,815,734,105

Short-term borrowings	102,569,888	88,251,290
Long-term debt	73,247,223	78,587,361
Interest payable	2,575,110	2,961,874
Other liabilities	22,401,223	20,576,519
Total liabilities	2,073,965,758	2,006,111,149

Shareholders’ equity
Common stock $0.01 par value; 50,000,000 shares authorized; 13,701,270 shares issued and outstanding on June 30, 2026; 13,697,987 on December 31, 2025	137,013	136,980
Additional paid-in capital	38,683,769	38,376,658
Retained earnings	264,515,272	247,505,096
Accumulated other comprehensive loss	(717,521)	(674,902)
Total shareholders’ equity	302,618,533	285,343,832
Total liabilities and shareholders’ equity	$2,376,584,291	$2,291,454,981

See Condensed Notes to Consolidated Financial Statements (Unaudited)

Commercial Bancgroup, Inc.

Consolidated Statements of Income (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and Dividend Income
Loans, including fees	$28,395,966	$28,431,357	$56,071,287	$56,361,313
Debt securities-taxable	831,964	1,069,861	1,670,009	2,044,816
Debt securities-tax-exempt	108,797	116,190	222,854	226,155
Dividends on restricted stock	151,011	148,453	297,701	308,437
Interest-bearing time deposits	666,464	1,093,217	1,355,550	2,683,867
Total interest and dividend income	30,154,202	30,859,078	59,617,401	61,624,588

Interest expense
Deposits	8,031,786	9,717,906	16,347,256	20,011,375
Short-term borrowings	40,407	43,617	87,564	74,612
Long-term debt	566,785	1,038,550	1,189,659	2,139,822
Total interest expense	8,638,978	10,800,073	17,624,479	22,225,809
Net interest income	21,515,224	20,059,005	41,992,922	39,398,779
Provision for credit losses	399,289	-	521,259	-
Net interest income after provision for credit losses	21,115,935	20,059,005	41,471,663	39,398,779

Noninterest Income
Customer service fees	774,323	674,494	1,555,807	1,329,317
Net gains on sales of premises and equipment	30,000	32,440	30,000	4,459
Net gains on sales of foreclosed assets	-	-	106,553	3,550
ATM fees	977,177	891,704	1,831,638	1,690,449
Increase in bank owned life insurance	314,906	335,519	626,549	643,531
Other	553,910	289,869	1,091,073	995,391
Total noninterest income	2,650,316	2,224,026	5,241,620	4,666,697

Noninterest Expense
Salaries and employee benefits	5,682,974	5,657,365	11,399,103	11,282,996
Occupancy	855,825	916,041	1,698,721	1,790,889
Data processing	1,099,459	1,151,315	2,200,517	2,358,359
Deposit insurance premiums	202,337	245,494	444,356	470,988
Professional fees	440,410	285,841	649,357	480,941
Depreciation and amortization	941,554	802,639	1,874,713	1,751,007
Loss on retirement of debt	-	-	603,303	-
Other	1,649,959	1,666,726	3,089,033	3,171,028
Total noninterest expense	10,872,518	10,725,421	21,959,103	21,306,208

Income before income taxes	12,893,733	11,557,610	24,754,180	22,759,268
Provision for income taxes	2,678,067	2,658,018	5,004,076	5,168,070
Net Income	$10,215,666	$8,899,592	$19,750,104	$17,591,198

Earnings per share:
Basic	$0.75	$0.73	$1.44	$1.44
Diluted	$0.74	$0.73	$1.44	$1.44

See Condensed Notes to Consolidated Financial Statements (Unaudited)

Commercial Bancgroup, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$10,215,666	$8,899,592	$19,750,104	$17,591,198
Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale arising during the period	100,740	161,024	(147,525)	381,312
Tax (expense) benefit	(26,330)	(15,102)	38,554	(72,669)
Reclassification adjustment for accretion of unrealized holding losses included in accumulated other comprehensive income from the transfer of securities from available-for-sale to held-to-maturity	44,827	57,099	89,827	128,580
Tax (expense)	(11,714)	(14,923)	(23,475)	(33,603)

Other comprehensive income (loss), net of tax	107,523	188,098	(42,619)	403,620
Comprehensive income	$10,323,189	$9,087,690	$19,707,485	$17,994,818

See Condensed Notes to Consolidated Financial Statements (Unaudited)

Commercial Bancgroup, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

For the three and six months ended June 30, 2026 and 2025

				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income
	Stock	Capital	Earnings	(Loss)	TOTAL

Balance - January 1, 2025	$121,131	$9,388,181	$212,310,977	$(1,564,506)	$220,255,783
Net income	-	-	17,591,198	-	17,591,198
Other comprehensive income	-	-	-	403,620	403,620
Dividends paid to shareholders ($0.17 per share)	-	-	(2,002,079)	-	(2,002,079)
Issuance of stock grants (179,688 shares)	1,797	(1,797)	-	-	-
Repurchase of stock (53,188 shares)	(532)	(980,268)	-	-	(980,800)
Balance – June 30, 2025	$122,396	$8,406,116	$227,900,096	$(1,160,886)	$235,267,722

Balance - January 1, 2026	$136,980	$38,376,658	$247,505,096	$(674,902)	$285,343,832
Net income	-	-	19,750,104	-	19,750,104
Other comprehensive loss	-	-	-	(42,619)	(42,619)
Dividends paid to shareholders ($0.20 per share)	-	-	(2,739,928)	-	(2,739,928)
Stock compensation	-	307,144	-	-	307,144
Issuance of stock related to restricted stock units (3,283 shares)	33	(33)	-	-	-
Balance – June 30, 2026	$137,013	$38,683,769	$264,515,272	$(717,521)	$302,618,533

Balance - March 31, 2025	$122,396	$8,406,116	$219,000,504	$(1,348,984)	$226,180,031
Net income	-	-	8,899,592	-	8,899,592
Other comprehensive income	-	-	-	188,098	188,098
Balance – June 30, 2025	$122,396	$8,406,116	$227,900,096	$(1,160,886)	$235,267,722

Balance - March 31, 2026	$136,980	$38,536,072	$255,669,735	$(825,044)	$293,517,743
Net income	-	-	10,215,666	-	10,215,666
Other comprehensive income	-	-	-	107,523	107,523
Dividends paid to shareholders ($0.10 per share)	-	-	(1,370,129)	-	(1,370,129)
Stock compensation	-	147,730	-	-	147,730
Issuance of stock related to restricted stock units (3,283 shares)	33	(33)	-	-	-
Balance – June 30, 2026	$137,013	$38,683,769	$264,515,272	$(717,521)	$302,618,533

See Condensed Notes to Consolidated Financial Statements (Unaudited)

Commercial Bancgroup, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$19,750,104	$17,591,198
Items not requiring (providing) cash
Depreciation	1,119,861	960,810
Amortization of core deposit intangible	754,852	790,197
Securities amortization and (accretion), net	(60,664)	(979,895)
Provision for credit losses	521,259	-
Stock compensation expense	307,144	-
Provision for losses on foreclosed assets	-	4,500
Net realized gains losses on foreclosed assets	(106,553)	(3,550)
Net gains on sales of premises and equipment	(30,000)	(4,459)
Changes in
Interest receivable	322,190	103,315
Other assets	75,752	7,507,216
Other liabilities	1,824,703	(6,028,395)
Increase in bank owned life insurance	(626,549)	(597,043)
Deferred income taxes	(58,318)	(56,728)
Interest payable	(386,764)	320,745
Net cash provided by operating activities	23,407,017	19,607,911

Investing Activities
Purchases of available-for-sale securities	(15,038,672)	(16,929,788)
Proceeds from sales, maturities and calls of available-for-sale securities	19,707,085	35,479,367
Proceeds from, maturities and calls of held-to-maturity securities	18,289,894	44,421,401
Purchases of held-to-maturity securities	(14,986,523)	(72,891,789)
Net change in loans	(67,473,177)	14,977,938
Purchase of premises and equipment, net	(1,499,287)	(1,049,005)
Proceeds from sales of premises and equipment	30,000	43,900
Proceeds from sales of foreclosed assets	359,554	255,064
Payments relating to foreclosed assets	(180,000)	-
Proceeds from bank owned life insurance	655,645	-
(Purchase) redemption of restricted stock, at cost	(1,152,900)	156,590
Net cash (used in) provided by investing activities	$(61,288,381)	$4,463,678

(Continued)

See Condensed Notes to Consolidated Financial Statements (Unaudited)

Commercial Bancgroup, Inc.

Consolidated Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
Financing Activities
Net increase (decrease) in deposits	$57,438,209	$(87,349,052)
Proceeds from short-term borrowings	14,318,598	42,908,594
Proceeds from long-term borrowings	5,901,100	-
Repayments of long-term borrowings	(11,241,238)	(3,563,814)
Repurchase of stock	-	(980,800)
Payment of dividends	(2,739,928)	(2,002,079)
Net cash provided by (used in) financing activities	63,676,741	(50,987,151)

Increase (decrease) in cash and cash equivalents	25,795,377	(26,915,562)

Cash and cash equivalents, beginning of period	144,318,929	178,197,916
Cash and cash equivalents, end of period	$170,114,306	$151,282,354

Supplemental Cash Flows Information
Interest paid	$18,011,243	$21,905,064
Income taxes paid	$4,310,000	$4,500,000

Supplemental Disclosures of Noncash Items
Unrealized gain(loss) on AFS securities	$(147,525)	$381,312
Transfer of loans to OREO	$575,497	$286,146

See Condensed Notes to Consolidated Financial Statements (Unaudited)

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

For purposes of these Notes to Consolidated Financial Statements (Unaudited), references to the “Company” are to Commercial Bancgroup, Inc. only and do not include its subsidiaries, unless otherwise expressly stated.

Note 1. Summary of Significant Accounting Policies

Nature of operations:

The Company is a bank holding company incorporated in the State of Tennessee whose principal activity is the ownership and management of the Bank. The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Claiborne, Union, Knox, Sullivan, Washington, Williamson, Cocke and Hamblen Counties in Tennessee, Knox, Bell, Harlan, Laurel and Whitley Counties in Kentucky and Gastonia and Cleveland Counties in North Carolina.

Basis of presentation:

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) for interim financial information and to generally accepted practices within the banking industry. Accordingly, these financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto in the 2025 Annual Report.

Initial Public Offering

On October 3, 2025, we completed an initial public offering (“IPO”) of 7,173,000 shares of our common stock at an IPO price of $24.00 per share, with 1,458,343 shares sold by us and 5,714,758 shares sold by certain selling shareholders. We received net proceeds of approximately $29.9 million, after deducting underwriting discounts and commissions of approximately $2.3 million and offering expenses, including legal, accounting, and other expenses, of approximately $2.8 million. On October 7, 2025, the Company used $20.5 million of its net proceeds from the IPO to fully repay its outstanding holding company loan with Community Trust Bank, Inc. (the “CTB Loan”).

Change in presentation due to stock reclassification and stock split:

In connection with the initial public offering of its common stock, on September 18, 2025, the Company filed with the Tennessee Secretary of State an Amended and Restated Charter providing for (i) the automatic reclassification and conversion of each then outstanding share of the Company’s Class B common stock, $10.00 par value per share, into 1.15 shares of common stock and the automatic reclassification and conversion of each then outstanding share of the Company’s Class C common stock, $10.00 par value per share, into 1.05 shares of common stock and (ii) effective immediately following this reclassification and conversion, a 250-for-1 forward stock split whereby each holder of common stock received 249 additional shares of common stock for each share owned as of immediately following the reclassification and conversion. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the reclassification and conversion and stock split as if they had occurred as of the earliest period presented.

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share. As of June 30, 2026, no preferred shares have been issued or are outstanding. The Board of Directors of the Company (the “Board of Directors”) has the authority to issue preferred stock in one or more series and to determine the rights, preferences, privileges, and restrictions of each series, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies, Continued

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

Interest receivable reported in interest receivable on the consolidated balance sheets totaled $6,674,080 and $6,895,763 as of June 30, 2026, and December 31, 2025, respectively, and is excluded from the estimate of credit losses. Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

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

Expected credit losses are reflected in the ACL through a charge to provision for credit losses. The Company measures expected credit losses on loans on a collective (pool) basis, when the loans share similar risk characteristics. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Company.

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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies, Continued

Allowance for credit losses (ACL) – loans, continued:

ACL on Off-Balance Sheet Credit Exposures:

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on off-balance sheet credit exposures is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on a commitment expected to be funded over its estimated life.

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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies, Continued

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

Held-to-maturity Securities:

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type and any other risk characteristics used to segment the portfolio. Interest receivable on held-to-maturity debt securities totaled $215,406 and $291,460 as of June 30, 2026 and December 31, 2025, respectively.

The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts.

Securities borrowed or purchased under agreements to resell, and securities loaned or sold under agreements to repurchase, are treated as collateralized financial transactions. These agreements are recorded at the amount at which the securities were acquired or sold plus accrued interest. It is the Company’s policy to take possession of securities purchased under resale agreements. The market value of these securities is monitored, and additional securities are obtained when deemed appropriate to ensure such transactions are adequately collateralized. The Company also monitors its exposure with respect to securities sold under repurchase agreements, and a request for the return of excess securities held by the counterparty is made when deemed appropriate.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	June 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
U.S. Government and federal agency	$15,022,819	$-	$(13,069)	$15,009,750
U.S. Government-sponsored enterprises (GSEs)	1,832	-	(9)	1,823
Mortgage-backed:
GSE residential	11,758,689	3,562	(648,963)	11,113,288
State and political subdivisions	12,691,960	1,647	(265,404)	12,428,203
	$39,475,300	$5,209	$(927,445)	$38,553,064

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
U.S. Government and federal agency	$14,830,375	$-	$-	$14,830,375
U.S. Government-sponsored enterprises (GSEs)	5,395	-	-	5,395
Mortgage-backed:
GSE residential	13,295,371	44,013	(552,361)	12,787,023
State and political subdivisions	15,780,242	13,988	(280,351)	15,513,879
	$43,911,383	$58,001	$(832,712)	$43,136,672

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities, Continued

	June 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Held-to-maturity securities:
U.S. Government and federal agency	$42,519,879	$-	$(571,103)	$41,948,876
U.S. Government-sponsored enterprises (GSEs)	13,728,209	-	(276,071)	13,452,138
Mortgage-backed:
GSE residential	34,191,493	15,625	(2,317,310)	31,889,808
State and political subdivisions	3,903,330	8,595	(190,775)	3,721,150
	$94,342,911	$24,220	$(3,355,159)	$91,011,972

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Held-to-maturity securities:
U.S. Government and federal agency	$42,681,410	$2,286	$(805,096)	$41,878,600
U.S. Government-sponsored enterprises (GSEs)	13,599,444	-	(290,909)	13,308,535
Mortgage-backed:
GSE residential	37,534,375	175,285	(2,185,363)	35,524,297
State and political subdivisions	3,912,892	12,509	(180,955)	3,744,446
	$97,728,121	$190,080	$(3,462,323)	$94,455,878

The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. Based on management’s review, the Company’s held-to-maturity securities have no expected credit losses and no related ACL has been established as of each of June 30, 2026 and December 31, 2025.

U.S. Government sponsored enterprises include entities such as the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks (“FHLB”).

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities, Continued

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities on June 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Within one year	$16,398,911	$16,378,657	$48,006,450	$47,540,400
One to five years	6,806,993	6,649,845	10,668,116	10,130,338
Five to ten years	2,561,368	2,511,555	98,582	98,537
After ten years	1,949,339	1,899,719	1,378,270	1,351,889
Mortgage-backed securities	11,758,689	11,113,288	34,191,493	31,889,808
Totals	$39,475,300	$38,553,064	$94,342,911	$91,011,972

The market value of securities pledged as collateral, to secure public deposits and for other purposes, was $114,676,135 and $137,592,549 on June 30, 2026 and December 31, 2025, respectively.

The book value of securities sold under agreements to repurchase amounted to $2,569,888 and $3,251,290 on June 30, 2026 and December 31, 2025, respectively.

There were no sales of available-for-sale securities during the three or six months ended June 30, 2026 and 2025.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Available-for-sale Securities
U.S. Government and federal agency	$15,009,750	$(13,069)	$-	$-	$15,009,750	$(13,069)
U.S. Government sponsored enterprises (GSEs)	-	-	1,823	(9)	1,823	(9)
Mortgage-backed:
GSE residential	4,036,433	(76,955)	6,861,276	(572,008)	10,897,709	(648,963)
State and political subdivisions	3,616,733	(43,629)	7,036,292	(221,775)	10,653,025	(265,404)
Total	$22,662,916	$(133,653)	$13,899,391	$(793,792)	$36,562,307	$(927,445)

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities, Continued

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

As of June 30, 2026, the Company had 138 securities in an unrealized loss position. No ACL has been recognized on any securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon an analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale securities and in consideration of historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company does not have the intent to sell any of the securities classified in the tables above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans and Allowance for Credit Losses

Portfolio segmentation:

On June 30, 2026 and December 31, 2025, the Company’s loans consisted of the following:

	June 30,	December 31,
	2026	2025
Real estate secured:
Commercial	$1,140,479,845	$1,113,439,836
Construction and land development	201,780,994	176,688,073
Residential	387,142,497	377,942,535
Other	18,336,360	14,823,962
Total real estate secured	1,747,739,696	1,682,894,406

Commercial	179,934,505	174,248,316
Consumer and other	19,534,967	22,867,429
Total loans	1,947,209,168	1,880,010,151
Less
Net deferred loan fees, premiums and discounts	6,673,212	6,476,912
Allowance for credit losses	18,722,469	18,096,173
Net loans	$1,921,813,487	$1,855,437,066

For purposes of disclosure, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its ACL. There are three loan portfolio segments, including real estate, commercial, and consumer and other loans. Prior period segment presentation has been reclassified to combine the “Consumer” and “Other” loan segments into “Consumer and Other” to conform to current period presentation and historical MD&A disclosures. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Classes within the real estate secured portfolio segment include commercial, construction and land development, residential, and other. Each of commercial, consumer and other loans is its own class.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans and Allowance for Credit Losses, Continued

Portfolio segmentation, continued:

Risk characteristics relevant to each portfolio segment and class are as follows:

Commercial real estate: Commercial real estate loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans. Non-owner-occupied commercial real estate loans are loans secured by multifamily and commercial properties where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50% or more of the source of repayment comes from third party, nonaffiliated rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. These loans are made to finance income-producing properties such as apartment buildings, office and industrial buildings, and retail properties. Owner-occupied commercial real estate loans are loans where the primary source of repayment is the cash flow from the ongoing operations and business activities conducted by the party, or an affiliate of the party, who owns the property.

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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans and Allowance for Credit Losses, Continued

Portfolio segmentation, continued:

Residential real estate: Residential real estate loans represent loans to consumers or investors to finance a residence. These loans are typically financed on 15 to 30 year amortization terms, but generally with shorter maturities of 5 to 15 years. Many of these loans are extended to borrowers to finance their primary or secondary residence. Loans to an investor secured by a 1-4 family residence will be repaid from either the rental income from the property or from the sale of the property. This loan segment also includes home equity loans which are secured by a first or second mortgage on the borrower’s residence. This allows customers to borrow against the equity in their homes. Loans in this portfolio segment are underwritten and approved based on a number of credit quality criteria including limits on maximum loan-to-value (“LTV”), minimum credit scores, and a maximum debt to income. Real estate market values as of the time the loan is made directly affect the amount of credit extended and, in addition, changes in residential property values impact the depth of potential losses in this portfolio segment.

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

Consumer and other: The consumer and other loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures, tax-exempt commercial loans, undisbursed loans of all types, and unpaid overdrafts on deposit accounts. Consumer loans may be secured or unsecured and are usually structured with short- or medium-term maturities. These loans are underwritten and approved based on a number of consumer credit quality criteria, including limits on maximum LTV on secured consumer loans, minimum credit scores, and maximum debt to income. Many traditional forms of consumer installment credit have standard monthly payments and fixed repayment schedules of one to five years. These loans are made with either fixed or variable interest rates that are based on various indices. Installment loans fill a variety of needs, such as financing the purchase of an automobile, a boat, a recreational vehicle, or other large personal items, or for consolidating debt. These loans may be unsecured or secured by an assignment of title, as in an automobile loan, or by money in a bank account. In addition to consumer installment loans, this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans and Allowance for Credit Losses, Continued

ACL on loans:

The ACL represents an allowance for expected losses over the remaining contractual life of the assets. The contractual term does not consider extensions, renewals or modifications. The Company segregates the loan portfolio by type of loan and utilizes this segregation in evaluating exposure to risks within the portfolio.

The following tables detail activity in the ACL by portfolio segment for the periods ended June 30, 2026 and June 30, 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Six months ended as of June 30, 2026

(Dollars are in thousands)	Beginning balance	Charge offs	Recoveries	Provision	Ending balance
Real estate secured:
Commercial	$11,038	$-	$114	$157	$11,309
Construction and land development	1,969	-	-	276	2,245
Residential	3,536	-	1	23	3,560
Other	95	-	-	(2)	93
Total real estate secured	16,638	-	115	454	17,207
Commercial	1,137	-	2	188	1,327
Consumer and other	321	(33)	16	(116)	188
Total loans	$18,096	$(33)	$133	$526	$18,722

Six months ended as of June 30, 2025

(Dollars are in thousands)	Beginning balance	Charge offs	Recoveries	Provision	Ending balance
Real estate secured:
Commercial	$10,380	$(18)	$43	$-	$10,405
Construction and land development	2,240	-	202	-	2,442
Residential	3,471	(121)	18	-	3,368
Other	1	-	-	-	1
Total real estate secured	16,092	(139)	263	-	16,216
Commercial	1,776	(314)	3	-	1,465
Consumer and other	337	(51)	22	-	308
Total loans	$18,205	$(504)	$288	$-	$17,989

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

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

Special Mention – Loans in this category are currently protected but are potentially weak, including the presence of adverse trends in the borrower’s operations, credit quality or financial strength. These loans constitute an undue and unwarranted credit risk but not to the point of justifying a substandard classification. The credit risk may be relatively minor yet constitute an unwarranted risk considering the circumstances. Special mention loans have potential weaknesses which may, if not checked or corrected, weaken the loans or inadequately protect the Company’s credit position at some future date.

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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans and Allowance for Credit Losses, Continued

Credit quality indicators, continued:

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of June 30, 2026:

								Revolving
							Revolving	to term
	2026	2025	2024	2023	2022	Prior	loans	loans	Total
Real estate secured:
Commercial
Pass	$74,722,998	$109,091,721	$103,083,594	$163,191,625	$275,063,736	$390,556,299	$15,614,499	$-	$1,131,324,472
Special mention	-	-	-	7,971,312	-	863,416	-	-	8,834,728
Substandard	-	85,210	-	-	-	235,435	-	-	320,645
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial	$74,722,998	$109,176,931	$103,083,594	$171,162,937	$275,063,736	$391,655,150	$15,614,499	$-	$1,140,479,845
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Pass	$23,205,914	$70,694,905	$42,262,684	$11,532,654	$6,714,225	$11,761,252	$35,217,736	$-	$201,389,370
Special mention	-	359,318	-	-	-	-	-	-	359,318
Substandard	-	-	-	-	-	32,306	-	-	32,306
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	$23,205,914	$71,054,223	$42,262,684	$11,532,654	$6,714,225	$11,793,558	$35,217,736	$-	$201,780,994
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$18,492,720	$35,536,622	$34,054,900	$32,050,353	$56,021,181	$164,837,894	$39,163,783	$-	$380,157,453
Special mention	-	-	-	-	-	538,900	92,011	-	630,911
Substandard	-	-	280,706	622,558	371,445	5,079,424	-	-	6,354,133
Doubtful	-	-	-	-	-	-	-	-	-
Total residential	$18,492,720	$35,536,622	$34,335,606	$32,672,911	$56,392,626	$170,456,218	$39,255,794	$-	$387,142,497
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other
Pass	$3,812,299	$216,945	$206,326	$1,861,092	$1,069,268	$10,686,531	$483,899	$-	$18,336,360
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total other	$3,812,299	$216,945	$206,326	$1,861,092	$1,069,268	$10,686,531	$483,899	$-	$18,336,360
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total real estate loans	$120,233,931	$215,984,721	$179,888,210	$217,229,594	$339,239,855	$584,591,457	$90,571,928	$-	$1,747,739,696
Total real estate loans – current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-real estate secured
Commercial
Pass	$11,237,262	$32,272,018	$12,429,025	$35,500,136	$24,478,545	$19,696,572	$43,388,119	$-	$179,001,677
Special mention	-	-	-	475,516	-	208,988	-	-	684,504
Substandard	-	-	117,716	22,769	-	77,839	30,000	-	248,324
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial	$11,237,262	$32,272,018	$12,546,741	$35,998,421	$24,478,545	$19,983,399	$43,418,119	$-	$179,934,505
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Consumer and Other
Pass	$4,483,784	$3,905,656	$7,136,121	$1,607,347	$195,134	$612,640	$1,482,138	$-	$19,422,820
Special mention	17,488	14,374	-	-	-	1,892	-	-	33,754
Substandard	13,312	-	16,198	4,680	9,426	34,777	-	-	78,393
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	$4,514,584	$3,920,030	$7,152,319	$1,612,027	$204,560	$649,309	$1,482,138	$-	$19,534,967
Current period gross charge-offs	$558	$22,229	$7,600	$1,295	$-	$-	$-	$-	$32,726
Total loans	$135,985,777	$252,176,769	$199,587,270	$254,840,042	$363,922,960	$605,224,165	$135,472,185	$-	$1,947,209,168
Total current period gross charge-offs	$558	$22,229	$7,600	$1,295	$-	$1,044	$-	$-	$32,726

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans and Allowance for Credit Losses, Continued

Credit quality indicators, continued:

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of December 31, 2025:

								Revolving
							Revolving	to term
	2025	2024	2023	2022	2021	Prior	loans	loans	Total
Real estate secured:
Commercial
Pass	$102,885,714	$111,666,784	$162,830,567	$281,669,895	$190,324,863	$241,290,993	$13,862,876	$-	$1,104,531,692
Special mention	-	-	7,930,006	-	219,733	664,268	-	-	8,814,007
Substandard	94,137	-	-	-	-	-	-	-	94,137
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial	$102,979,851	$111,666,784	$170,760,573	$281,669,895	$190,544,596	$241,955,261	$13,862,876	$-	$1,113,439,836
Current period gross charge-offs	$-	$-	$-	$17,534	$-	$283,786	$-	$-	$301,320

Construction and land development
Pass	$53,196,910	$43,520,877	$12,473,607	$15,620,448	$8,620,865	$8,627,110	$33,953,780	$-	$176,013,567
Special mention	78,318	-	-	-	-	-	-	-	78,318
Substandard	-	-	560,322	-	-	35,836	-	-	596,158
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	$53,275,228	$43,520,877	$13,033,929	$15,620,448	$8,620,865	$8,662,946	$33,953,780	$-	$176,688,073
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$32,828,788	$34,638,627	$35,463,653	$58,094,457	$41,323,508	$130,758,970	$38,474,995	$-	$371,582,998
Special mention	-	-	-	-	-	689,694	143,093	-	832,787
Substandard	-	535,978	622,007	494,536	99,402	3,774,827	-	-	5,526,750
Doubtful	-	-	-	-	-	-	-	-	-
Total residential	$32,828,788	$35,174,605	$36,085,660	$58,588,993	$41,422,910	$135,223,491	$38,618,088	$-	$377,942,535
Current period gross charge-offs	$-	$-	$-	$-	$-	$120,509	$-	$-	$120,509

Other
Pass	$220,500	$212,339	$1,944,007	$1,143,176	$-	$10,845,718	$458,222	$-	$14,823,962
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total other	$220,500	$212,339	$1,944,007	$239,878	$-	$10,845,718	$458,222	$-	$14,823,962
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total real estate loans	$189,304,367	$190,574,605	$221,824,169	$265,057,401	$240,588,371	$396,687,416	$86,892,966	$-	$1,682,894,406
Total real estate loans – current period gross charge-offs	$-	$-	$-	$17,534	$-	$404,295	$-	$-	$421,829

Non-real estate secured
Commercial
Pass	$33,125,842	$14,281,843	$37,968,734	$26,640,349	$4,973,672	$16,544,998	$39,788,460	$-	$173,323,928
Special mention	-	-	480,232	-	77,839	234,821	-	-	792,892
Substandard	-	-	88,924	-	-	42,572	-	-	131,496
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial	$33,125,872	$14,281,843	$38,537,890	$12,962,527	$5,051,511	$16,822,391	$39,788,460	$-	$174,248,316
Current period gross charge-offs	$-	$-	$7,141	$347,229	$8,000	$-	$-	$-	$362,370

Consumer and other
Pass	$9,969,151	$8,161,908	$2,163,137	$299,800	$368,676	$447,825	$1,357,445	$-	$22,767,942
Special mention	16,814	-	-	-	-	3,917	-	-	20,731
Substandard	5,724	22,156	-	18,030	-	31,802	1,044	-	78,756
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	$9,991,689	$8,184,064	$2,163,137	$317,830	$368,676	$483,544	$1,358,489	$-	$22,867,429
Current period gross charge-offs	$1,063	$33,033	$11,021	$12,467	$-	$8,208	$185,083	$-	$250,875
Total loans	$232,421,928	$213,040,512	$262,525,196	$383,980,691	$246,008,558	$413,993,351	$128,039,915	$-	$1,880,010,151
Total current period gross charge-offs	$1,063	$33,033	$18,162	$377,230	$8,000	$412,503	$185,083	$-	$1,035,074

There were no loans classified in the Loss category as of June 30, 2026 or December 31, 2025. There were no revolving loans converted to term loans as of June 30, 2026 or December 31, 2025.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

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

The following table is a summary of the Company’s nonaccrual loans by major categories as of the dates indicated:

	June 30, 2026
	Nonaccrual	Nonaccrual	Total
	loans with	loans with	nonaccrual
	no allowance	an allowance	loans
Real estate secured:
Commercial	$-	$-	$-
Construction and land development	32,306	-	32,306
Residential	6,302,170	-	6,302,170
Other	-	-	-
Total real estate secured loans	6,334,476	-	6,334,476
Commercial	248,324	-	248,324
Consumer and other	78,393	-	78,393
Total loans	$6,661,193	$-	$6,661,193

	December 31, 2025
	Nonaccrual	Nonaccrual	Total
	loans with	loans with	nonaccrual
	no allowance	an allowance	loans
Real estate secured:
Commercial	$-	$-	$-
Construction and land development	596,158	-	596,158
Residential	5,150,312	288,509	5,438,821
Other	-	-	-
Total real estate secured loans	5,746,740	288,509	6,034,979
Commercial	131,497	-	131,497
Consumer and other	78,756	-	78,756
Total loans	$5,956,723	$288,509	$6,245,232

There was no interest income recognized on nonaccrual loans for the six months ended June 30, 2026 or 2025.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans and Allowance for Credit Losses, Continued

Aging analysis:

The following table presents an aging analysis of past due loans by category as of the dates indicated:

As of June 30, 2026	Loans 30-59 days past due	Loans 60-89 days past due	Accruing loans 90 or more days past due	Nonaccrual loans	Total noncurrent loans	Current loans	Total loans
Real estate secured:
Commercial	$373,516	$116,647	$-	$-	$490,163	$1,139,989,682	$1,140,479,845
Construction and land development	182,313	-	-	32,306	214,619	201,566,375	201,780,994
Residential	3,288,362	1,869,225	-	6,302,170	11,459,757	375,682,740	387,142,497
Other	-	-	-	-	-	18,336,360	18,336,360
Total real estate secured	3,844,191	1,985,872	-	6,334,476	12,164,539	1,735,575,157	1,747,739,696
Commercial	90,400	114,122	-	248,324	452,846	179,481,659	179,934,505
Other	75,207	42,564	-	78,393	196,164	19,338,803	19,534,967
Total loans	$4,009,798	$2,142,558	$-	$6,661,193	$12,813,549	$1,934,395,619	$1,947,209,168

As of December 31, 2025	Loans 30-59 days past due	Loans 60-89 days past due	Accruing loans 90 or more days past due	Nonaccrual loans	Total noncurrent loans	Current loans	Total loans
Real estate secured:
Commercial	$259,065	$-	$-	$-	$259,065	$1,113,180,771	$1,113,439,836
Construction and land development	35,176	-	-	596,158	631,334	176,056,739	176,688,073
Residential	4,199,811	1,346,718	-	5,438,821	10,985,350	366,957,185	377,942,535
Other	-	-	-	-	-	14,823,962	14,823,962
Total real estate secured	4,494,052	1,346,718	-	6,034,979	11,875,749	1,671,018,657	1,682,894,406
Commercial	136,485	186,241	-	131,497	454,223	173,794,093	174,248,316
Consumer and other	65,466	48,083	-	78,756	192,305	22,675,124	22,867,429
Total loans	$4,696,003	$1,581,042	$-	$6,245,232	$12,522,277	$1,867,487,874	$1,880,010,151

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans and Allowance for Credit Losses, Continued

Collateral-dependent loans:

Collateral-dependent loans are loans where repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. If the Company determines that foreclosure is probable, these loans are written down to the lower of cost or collateral value less estimated costs to sell. When repayment is expected to be from the operation of the collateral, the ACL is calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the ACL as the amount by which the amortized cost basis of the financial asset exceeds the estimated fair value of the collateral. The following table provides a summary of collateral-dependent loans by collateral type as of June 30, 2026 and December 31, 2025.

	June 30,	December 31,
	2026	2025
Collateral type
Single Family Residence	$2,234,946	$1,958,890
Land	-	560,322
	$2,234,946	$2,519,212

The carrying amounts of purchased credit deteriorated loans as of June 30, 2026 and December 31, 2025 are as follows:

	June 30,	December 31,
	2026	2025
Real estate secured:
Commercial	$2,878,779	$3,017,002
Construction and land development	2,267,112	2,306,911
Residential	1,349,800	1,662,178
Other	-	-
Total real estate secured	6,495,691	6,986,091
Commercial	1,545,065	1,730,050
Consumer	1,892	3,917
Other	-	-
Total loans	$8,042,648	$8,720,058

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

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

On June 30, 2026 and December 31, 2025, loans modified to borrowers experiencing financial difficulty during the year were immaterial. The Company had no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans on June 30, 2026 or December 31, 2025.

Unfunded commitments:

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, and both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over their estimated lives, which are the same loss rates that are used in computing the ACL on loans. The ACL for unfunded loan commitments of $113,102 and $117,535 on June 30, 2026 and December 31, 2025, respectively, is separately classified on the consolidated balance sheet within other liabilities.

Note 4. Premises and Equipment

	June 30,	December 31,
	2026	2025
Land and land improvements	$17,199,368	$17,199,368
Buildings and improvements	48,600,854	48,312,176
Furniture, fixtures and equipment	13,486,287	13,285,338
Construction in progress	1,257,131	416,217
	80,543,640	79,213,099
Less: Accumulated depreciation	(30,399,012)	(29,447,897)
Total	$50,144,628	$49,765,202

Depreciation expense, included in depreciation and amortization on the consolidated statements of income, for the six months ended June 30, 2026, and 2025 amounted to $ 1,119,861 and $960,810, respectively.

Construction in progress includes capital expenditures for branch renovations and construction of a new branch. Branch renovations are substantially complete and estimated costs to complete are insignificant. Estimated additional costs to complete the new branch are approximately $2,387,000 on June 30, 2026.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 5. Other Intangible Assets

Goodwill:

FASB ASC No. 2021-03, “Goodwill and Other (Topic 350),” regarding testing goodwill for impairment, provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year. As of the latest impairment analysis on December 31, 2025, management determined there was no goodwill impairment. The carrying amount of goodwill as of both June 30, 2026 and December 31, 2025 was approximately $8,511,000.

Core Deposit Intangibles (CDI):

The carrying basis and accumulated amortization of CDIs on June 30, 2026 and December 31, 2025 were:

	June 30,	December 31,
	2026	2025
Gross balance	$13,061,936	$13,061,936
Accumulated amortization	9,560,406	8,805,554
Carrying amount	$3,501,530	$4,256,382

The change in CDIs during the six months ended June 30, 2026 and the fiscal year ended December 31, 2025 is as follows:

	June 30,	December 31,
	2026	2025
Beginning of period	$4,256,382	$5,824,968
Amortization	(754,852)	(1,568,586)
End of period	$3,501,530	$4,256,382

As of June 30, 2026, the estimated amortization expense of CDIs for future periods is as follows:

Remainder of 2026	$767,362
2027	1,183,335
2028	1,114,976
2029	435,857
Total	$3,501,530

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 6. Short-Term Borrowings

Short-term borrowings included the following on June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025

Securities sold under repurchase agreements	$2,569,888	$3,251,290
FHLB Cash Management Advance	100,000,000	75,000,000
Fed Funds Purchased	-	10,000,000
Total short-term borrowings	$102,569,888	$88,251,290

Securities sold under agreements to repurchase generally mature within one day to four days from the transaction date. The weighted average interest rate on June 30, 2026 and December 31, 2025 was 2.32% and 2.57%, respectively. The maximum month-end balance during the six months ended June 30, 2026 and the fiscal year ended December 31, 2025 was $5,067,842 and $6,632,284, respectively. The average outstanding balance during the six months ended June 30, 2026 and the fiscal year ended December 31, 2025 amounted to $3,702,396 and $4,846,327, respectively, with an average rate paid of 3.10% and 2.64%, respectively. Securities sold under agreements to repurchase are collateralized by securities with fair market values exceeding the total balance of the agreement.

As of June 30, 2026 and December 31, 2025, the Company had short-term FHLB cash management advances totaling $100,000,000 and $75,000,000, respectively, with interest rates of 3.85% and 3.89%, respectively, and ninety-day maturities. The June 30, 2026 balance matures on September 28, 2026.

As of December 31, 2025, the Company had federal funds purchased totaling $10,000,000. These borrowings had a weighted average interest rate of 4.05% and a maturity of 14 days.

Note 7. Long-Term Debt

FHLB advances and notes payable consisted of the following components as of the dates indicated:

	June 30,	December 31,
	2026	2025
FHLB advances, principal and interest payments at fixed interest rates from 0.69% to 5.03%	$61,189,272	$60,552,956

Trust Preferred Securities, interest payment due quarterly at SOFR plus 2.4%.	-	5,576,896

PBD Promissory Note, payments due quarterly at 3.75%, maturing September 2026.	12,057,951	12,457,509

Total	$73,247,223	$78,587,361

The FHLB advances were secured by mortgage loans totaling $686,491,000 on June 30, 2026. The advances, requiring monthly principal and interest payments at fixed interest rates from 0.69% to 5.03%, are subject to restrictions or penalties in the event of prepayment. These advances mature at various dates between 2026 and 2041.

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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 7. Long-Term Debt, Continued

The face amount of the Subordinated Debentures was $6,186,000 on December 31, 2025. Unamortized discount was $661,313 on December 31, 2025. The Company redeemed the Subordinated Debentures, and the Trust redeemed the Trust Preferred Securities, in January 2026 with a resulting loss on early retirement of $603,303 recognized during the quarter ended March 31, 2026.

The aggregate annual maturities of the Company’s long-term debt on June 30, 2026, were:

Debt
Remainder of 2026	$17,245,892
2027	4,760,018
2028	4,844,774
2029	4,923,364
2030	7,544,679
Thereafter	33,928,496
$73,247,223

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

Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier I capital to average assets (as defined in the regulations). Management believes that as of June 30, 2026 and December 31, 2025, the Bank met all capital adequacy requirements to which it is subject. In addition to these requirements, the Bank is subject to an institution specific capital conservation buffer, which must exceed 2.50%, to avoid limitations on distributions and discretionary bonus payments.

As of June 30, 2026, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s capitalization category.

The Bank’s actual capital amounts and ratios as of June 30, 2026 and December 31, 2025 are presented in the tables below (dollars in thousands).

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026:
Total capital (to risk-weighted assets)	$278,850	14.0%	$159,719	8.0%	$199,649	10.0%

Tier I capital (to risk-weighted assets)	$260,015	13.0%	$119,789	6.0%	$159,719	8.0%

Common equity Tier 1 capital (to risk-weighted assets)	$260,015	13.0%	$89,842	4.5%	$129,772	6.5%

Tier 1 capital (to average assets)	$260,015	11.6%	$89,788	4.0%	$112,235	5.0%

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 8. Regulatory Matters, Continued

	Actual		Minimum for capital adequacy purposes		Minimum to be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Total capital (to risk-weighted assets)	$255,727	13.5%	$151,732	8.0%	$189,665	10.0%

Tier I capital (to risk-weighted assets)	$237,827	12.5%	$113,799	6.0%	$151,732	8.0%

Common equity Tier 1 capital (to risk-weighted assets)	$237,827	12.5%	$85,349	4.5%	$123,282	6.5%

Tier 1 capital (to average assets)	$237,827	10.8%	$88,218	4.0%	$110,272	5.0%

Note 9. Stock-Based Compensation

Restricted Stock Units:

The Company grants restricted stock units (“RSUs”) to certain employees, officers, and members of the Board of Directors under the Company’s equity incentive plan. The equity incentive plan permits the grant of awards with respect to up to 850,000 shares of common stock. Each RSU represents the right to receive one share of the Company’s common stock upon vesting. RSUs do not carry voting rights or dividend rights until the underlying shares are issued.

RSUs are subject solely to time-based vesting conditions and generally vest over a service period of one to three years, with vesting occurring in equal annual installments, provided the grantee remains in continuous service with the Company through the applicable vesting date.

The grant-date fair value of RSUs is measured based on the closing market price of the Company’s common stock on the grant date. Compensation cost related to RSUs is recognized on a straight-line basis over the requisite service period and is recorded in the consolidated statements of income within salaries and employee benefits. The Company accounts for forfeitures as they occur.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 9. Stock-Based Compensation, Continued

Restricted Stock Units, continued:

The following table summarizes RSU activity for the six months ended June 30, 2026:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at beginning of period	45,783	$24.02
Granted	22,983	25.72
Vested and shares issued	(3,283)	24.34
Forfeited or cancelled	(618)	24.56
Outstanding at end of period	64,865	$24.60

As of June 30, 2026, unrecognized compensation cost related to unvested RSUs was $1,248,370, which is expected to be recognized over a weighted-average remaining vesting period of 2.24 years.

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

Stock-based compensation expense related to RSUs was $307,144 and $0 for the six months ended June 30, 2026, and 2025, respectively. Recognized tax benefit was not material for the six months ended June 30, 2026.

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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

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

Interest rate swap agreements:

The fair value of interest rate swap agreements is estimated using inputs, including the remaining term of the agreement and current market interest rates, that are observable or that can be corroborated by observable marked data and, therefore, are classified within Level 2 of the valuation hierarchy.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell on June 30, 2026 and December 31, 2025:

	June 30, 2026
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government and federal agency	$15,009,750	$-	$15,009,750	$-
U.S. Government sponsored enterprises (GSEs)	1,823	-	1,823	-
Mortgage-backed: GSE residential	11,113,288	-	11,113,288	-
State and political subdivision securities	12,428,203	-	12,428,203	-
Interest rate swaps	15,693,711	-	15,693,711	-
Liabilities
Interest rate swaps	15,693,711	-	15,693,711	-

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 10. Disclosures About Fair Value of Assets and Liabilities, Continued

Interest rate swap agreements, continued:

	December 31, 2025
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
		identical assets	inputs	inputs
	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets
U.S. Government and federal agency	$14,830,375	$-	$14,830,375	$-
U.S. Government sponsored enterprises (GSEs)	5,395	-	5,395	-
Mortgage-backed: GSE residential	12,787,023	-	12,787,023	-
State and political subdivision securities	15,513,879	-	15,513,879	-
Interest rate swaps	14,130,763	-	14,130,763	-
Liabilities
Interest rate swaps	14,130,763	-	14,130,763	-

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

The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell on June 30, 2026 and December 31, 2025:

June 30, 2026
Fair Value Measurements Using
	Fair value	(Level 1)	(Level 2)	(Level 3)
Foreclosed assets held for sale	$-	$-	$-	$-
Collateral-dependent loans	$-	$-	$-	$-

	December 31, 2025
	Fair Value Measurements Using
	Fair value	(Level 1)	(Level 2)	(Level 3)
Foreclosed assets held for sale	$-	$-	$-	$-
Collateral-dependent loans	$230,000	$-	$-	$230,000

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 10. Disclosures About Fair Value of Assets and Liabilities, Continued

Foreclosed assets held for sale, continued:

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value as of June 30, 2026 and December 31, 2025:

June 30, 2026
Significant
		Valuation	unobservable	Weighted
	Fair value	techniques(1)	inputs	average
Foreclosed assets held for sale	$-	Appraisal	Estimated costs to sell	-
Collateral-dependent loans	$-	Appraisal	Estimated costs to sell	-

December 31, 2025
Significant
		Valuation	unobservable	Weighted
	Fair value	techniques(1)	inputs	average
Foreclosed assets held for sale	$-	Appraisal	Estimated costs to sell	-
Collateral-dependent loans	$230,000	Appraisal	Estimated costs to sell	8%

(1)	The fair value is generally determined through independent appraisals of the underlying collateral, which may include Level 3 inputs that are not identifiable, or by using the discounted cash flow method if the loan is not collateral-dependent.

Fair values of financial instruments:

The carrying amounts and estimated fair values of financial instruments not carried at fair value, on June 30, 2026 and December 31, 2025, are as follows:

	June 30, 2026
	Carrying	Fair value measurements
	amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$170,114,306	$170,114,306	$-	$-	$170,114,306
Held-to-maturity securities
U.S. Government and federal agency	42,519,879	-	41,948,876	-	41,948,876
U.S. Government-sponsored enterprises (GSEs)	13,728,209	-	13,452,138	-	13,452,138
Mortgage-backed: GSE residential	34,191,493	-	31,889,808	-	31,889,808
State and political subdivisions	3,903,330	-	3,721,150	-	3,721,150
	94,342,911	-	91,011,972	-	91,011,972

Loans Receivable	1,921,813,487	-	-	1,899,203,000	1,899,203,000
Interest rate swaps	15,693,711	-	15,693,711	-	15,693,711

Financial Liabilities
Time Deposits	516,634,975	-	513,166,000	-	513,166,000
Long-Term borrowings	73,247,223	-	66,840,000	-	66,840,000
Short-Term borrowings	102,569,888	102,569,888	-	-	102,569,888
Interest rate swaps	15,693,711	-	15,693,711	-	15,693,711

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 10. Disclosures About Fair Value of Assets and Liabilities, Continued

Fair values of financial instruments, continued:

	December 31, 2025
	Carrying	Fair value measurements
	amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$144,318,929	$144,318,929	$-	$-	$144,318,929
Held-to-maturity securities
U.S. Government and federal agency	42,681,410	-	41,878,600	-	41,878,600
U.S. Government-sponsored enterprises (GSEs)	13,599,444	-	13,308,535	-	13,308,535
Mortgage-backed: GSE residential	37,534,375	-	35,524,297	-	35,524,297
State and political subdivisions	3,912,892	-	3,744,446	-	3,744,446
	97,728,121	-	94,455,878	-	94,455,878

Loans Receivable	1,855,437,066	-	-	1,820,894,000	1,820,894,000
Interest rate swaps	14,130,763	-	14,130,763	-	14,130,763

Financial Liabilities

Time Deposits	487,032,489	-	485,172,000	-	485,172,000
Long-Term borrowings	78,587,361	-	77,385,800	-	77,385,800
Short-Term borrowings	88,251,290	88,251,290	-	-	88,251,290
Interest rate swaps	14,130,763	-	14,130,763	-	14,130,763

Note 11. Significant Estimates and Concentrations

The Company originates primarily real estate, commercial, and consumer loans to customers primarily in markets where are our branches are located. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in the local area.

On both June 30, 2026 and December 31, 2025, 90% of the Company’s loan portfolio was concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market areas. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of foreclosed assets is susceptible to changes in real estate conditions in the Company’s primary market areas. The other concentrations of credit by type of loan are set forth in Note 3.

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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

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

The Company had total outstanding standby letters of credit amounting to approximately $24,331,000 and $24,502,000 on June 30, 2026 and December 31, 2025, respectively, with terms ranging from 30 days to five years. On both June 30, 2026 and December 31, 2025, the Company’s deferred revenue under standby letters of credit agreements was $0.

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

On June 30, 2026, the Company had granted unused lines of credit to borrowers aggregating approximately $288,715,000 for commercial lines and open-end consumer lines. On December 31, 2025, unused lines of credit to borrowers aggregated approximately $274,407,000 for commercial lines and open-end consumer lines.

Contingencies:

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of June 30, 2026, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 13. Derivatives Not Designated as Hedges

The Company enters into interest rate swaps with certain loan customers. The Company then enters into corresponding offsetting derivatives with third parties, which results in offsetting revenues and expenses within interest income. While these derivatives represent economic hedges, they do not qualify as hedges for accounting purposes.

The Company presents derivative positions gross on its consolidated balance sheets. The derivatives recorded on the consolidated balance sheets as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026		December 31, 2025
	Notional	Fair	Notional	Fair
	amount	value	amount	value
Included in other assets:
Interest rate swaps related to customer loans	$262,058,551	$15,693,711	$268,822,286	$14,130,763

Included in other liabilities:
Interest rate swaps related to customer loans	$262,058,551	$15,693,711	$268,822,286	$14,130,763

Note 14. Earnings Per Share

The factors used in the earnings per share computation for the three and six months ended June 30, 2026 and 2025, are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic
Net income	$10,215,666	$8,899,592	$19,750,104	$17,591,198
Weighted average common shares outstanding	13,700,296	12,239,644	13,699,148	12,188,624
Basic earnings per share	$0.75	$0.73	$1.44	$1.44

Diluted
Net income	$10,215,666	$8,899,592	$19,750,104	$17,591,198
Weighted average common shares outstanding for basic EPS	13,700,296	12,239,644	13,699,148	12,188,624
Add: Dilutive effects of assumed vesting of equity awards	22,431	-	22,431	-
Average diluted common shares	13,722,727	12,239,644	13,721,579	12,188,624
Diluted earnings per common share	$0.74	$0.73	$1.44	$1.44

Diluted common shares represent restricted stock units that have been awarded but have not vested with the underlying shares having been issued to the recipient. (See Note 9 regarding discussion of stock compensation.)

Note 15. Subsequent Events

In July 2026, the Company declared a dividend of $0.12 per share payable on September 30, 2026, for holders of record on September 15, 2026. This represents an increase of 20% over the prior quarterly dividend of $0.10 per share.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited consolidated financial statements and related notes included elsewhere in this Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Annual Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Report, particularly in the section titled “Cautionary Note Regarding Forward-Looking Statements,” as well as in the section titled “Risk Factors” in the 2025 Annual Report. We assume no obligation to update any of these forward-looking statements except to the extent required by law.

Overview

The Parent Company is a bank holding company headquartered in Harrogate, Tennessee that has elected under the BHC Act to become a financial holding company. The Parent Company was incorporated in Tennessee in 1975 and operates primarily through its wholly owned subsidiary, the Bank, a Tennessee-chartered banking corporation organized in 1976. We provide banking services from 34 offices in select markets in Kentucky, North Carolina, and Tennessee, and we also operate one loan production office in Lincolnton, North Carolina. The Bank is a full-service community banking institution that offers traditional consumer and commercial products and services to serve businesses and individuals in our markets.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with GAAP and follow general practices within the banking industry. The application of these principles requires management to make estimates, assumptions and complex judgements that affect amounts presented in our consolidated financial statements. These estimates, assumptions and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions, and judgements. Management has identified the ACL, as a critical accounting policy included in Note 1 of our consolidated financial statements as of and for the fiscal year ended December 31, 2025, and included in the 2025 Annual Report, to be an accounting area that requires the most complex and subjective judgements and, as such, could be most subject to revision as new and additional information becomes available or circumstances change, including changes in the economic climate and interest rate changes. Critical accounting policies we have identified, along with the disclosures presented in the notes to our consolidated financial statements and in this discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these policies, estimates, and assumptions, from those disclosed in the 2025 Annual Report.

Emerging Growth Company

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company, the Parent Company can elect to opt out of the extended transition period for adopting any new or revised accounting standards. The Parent Company has elected to take advantage of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, the Parent Company may adopt the standard on the application date for private companies. The Parent Company has elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and the Parent Company may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us under the JOBS Act, so long as it qualifies as an emerging growth company.

Three and Six Months ended June 30, 2026 Highlights

Results of Operations

●	We had net income of $10.2 million for the three months ended June 30, 2026, compared to $8.9 million for the three months ended June 30, 2025, an increase of $1.3 million, or 14.8%. Net income for the six months ended June 30, 2026, was $19.8 million, compared to $17.6 million for the six months ended June 30, 2025, an increase of $2.2 million, or 12.3%. In each case, the increase was primarily the result of a decrease in interest expense due to a reduction of long-term debt and brokered deposits.

●	We had net income before income taxes of $12.9 million for the three months ended June 30, 2026, compared to $11.6 million for the three months ended June 30, 2025, an increase of $1.3 million, or 11.6%. Net income before income taxes for the six months ended June 30, 2026, was $24.8 million, compared to $22.8 million for the six months ended June 30, 2025, an increase of $2.0 million, or 8.8%. In each case, the increase was primarily the result of an increase in net interest income after provision for credit losses. Noninterest expense was relatively flat and, while noninterest income increased for both periods, the amount of the increase was not significant to net income.

●	Net interest income was $21.5 million for the three months ended June 30, 2026, compared to $20.1 million for the three months ended June 30, 2025, an increase of $1.4 million, or 7.3%. Net interest income was $42.0 million for the six months ended June 30, 2026, compared to $39.4 million for the six months ended June 30, 2025, an increase of $2.6 million, or 6.6%. In each case, the increase was primarily the result of a decrease in interest expense due to a reduction of long-term debt and brokered deposits .

●	Noninterest income was $2.7 million for the three months ended June 30, 2026, compared to $2.2 million for the three months ended June 30, 2025, an increase of $0.4 million, or 19.2%. Noninterest income was $5.2 million for the six months ended June 30, 2026, compared to $4.7 million for the six months ended June 30, 2025, an increase of $0.5 million, or 12.3%. In each case, the increase was primarily the result of an increase in customer service fees and automated teller machine (“ATM”) transaction fees.

●	Noninterest expense was $10.9 million for the three months ended June 30, 2026, compared to $10.7 million for the three months ended June 30, 2025 an increase of $0.2 million, or 1.4%. The increase was primarily the result of an increase in professional fees. Noninterest expense was $22.0 million for the six months ended June 30, 2026, compared to $21.3 million for the six months ended June 30, 2025, an increase of $0.7 million, or 3.1%. The increase was primarily the result of a loss on retirement of debt.

Financial Condition

●	Total assets were $2.4 billion as of June 30, 2026, an increase of $85.1 million, or 3.7%, from December 31, 2025.

●	Net loans were $1.9 billion as of June 30, 2026, an increase of $66.4 million, or 3.6%, from December 31, 2025. This increase was substantially the result of organic loan growth in the Nashville-Davidson — Murfreesboro — Franklin, Tennessee metropolitan statistical area (the “Nashville MSA”), the Knoxville, Tennessee metropolitan statistical area (the “Knoxville MSA”), and the Charlotte-Concord-Gastonia, North Carolina-South Carolina metropolitan statistical area (the “Charlotte MSA”).

●	Total deposits were $1.9 billion as of June 30, 2026, an increase of $57.4 million, or 3.2%, from December 31, 2025. This increase was primarily driven by a $29.6 million increase in time deposits to $516.6 million at June 30, 2026, from $487.0 million at December 31, 2025. Noninterest bearing demand deposits increased $30.5 million, or 7.7%, to $428.4 million as of June 30, 2026, from $397.8 million as of December 31, 2025. Brokered deposits increased $7.4 million, or 15.4%, to $55.4 million as of June 30, 2026 from $48.0 million as of December 31, 2025.

●	Non-brokered deposits were $1.8 billion as of June 30, 2026, an increase of $50.0 million, or 2.8%, from December 31, 2025. This increase was primarily driven by normal customer activity.

●	Asset quality remained stable with nonperforming assets to total assets of 0.31% as of June 30, 2026, compared to 0.28% as of December 31, 2025. The ACL to total loans was 0.96% as of June 30, 2026, compared to 0.97% as of December 31, 2025.

●	Book value per share increased $1.26, or 6.0%, to $22.09 at June 30, 2026, from $20.83 at December 31, 2025.

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

Net Interest Income

Net interest income is our principal source of net income and represents the difference between interest income and interest expense. We generate interest income from interest-earning assets that we own, including loans and investment securities. We incur interest expense from interest-bearing liabilities, including interest-bearing deposits and other borrowings, notably FHLB advances and outstanding loans to the Parent Company and Parent Company subordinated debt securities. To evaluate net interest income, we measure and monitor: (i) yields on our loans and other interest-earning assets; (ii) the cost of our deposits and other funding sources; (iii) our net interest spread; and (iv) our net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is a ratio of net interest income to average interest earning assets for the same period.

Changes in market interest rates and interest rates we earn on interest-earning assets or pay on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing liabilities and noninterest-bearing liabilities, are usually the largest drivers of periodic changes in net interest spread, net interest margin and net interest income.

Noninterest Income

Noninterest income primarily consists of: (i) service charges on deposit accounts; (ii) net realized gains on the sale of premises and equipment; (iii) net realized gains on the sale of foreclosed assets; (iv)  ATM and debit card fees; (v) benefits from changes in the cash surrender value of bank owned life insurance (“BOLI”); and (vi) other miscellaneous fees and income.

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

Noninterest Expense

Noninterest expense primarily consists of: (i) salaries and employee benefits; (ii) occupancy expenses; (iii) professional fees; (iv) data processing expenses; (v) Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums; (vi) depreciation and amortization; and (vii) other operating expenses.

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

Liquidity

Deposits primarily consist of commercial and personal accounts maintained by businesses and individuals in our primary market areas. We also utilize brokered deposits (Multi-Bank Securities, Inc. and LPL Financial) and non-brokered deposits (National CD Rateline), certificates of deposits and reciprocal deposits through a third-party network that effectively allows depositors to receive insurance on amounts greater than the FDIC insurance limit, which is currently $250,000 per depositor, per FDIC-insured bank for each account ownership category. We manage liquidity based on factors that include liquid assets to loans, cash flow projections, short-term funding needs and sources, and the availability of unused funding sources. As of June 30, 2026, approximately $227.2 million was available for borrowing on committed lines with the FHLB and $102.5 million was available for purchases of federal funds from correspondents on an overnight uncommitted basis.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The following tables show the average outstanding balance of each principal category of our assets, liabilities and shareholders’ equity, together with the average yields on our assets and average costs of our liabilities, for the periods indicated. Yields and costs are calculated by dividing the annualized income or expense by the average daily balances of the corresponding assets or liabilities for the same period.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earnings assets:
Gross loans, net of unearned income(1)	$1,902,119	$28,396	6.0%	$1,797,215	$28,431	6.3%
Investment securities	138,726	1,092	3.1%	186,641	1,186	2.5%
Other interest-earning assets	77,015	666	3.5%	106,158	1,242	4.7%
Total interest-earning assets	$2,117,860	$30,154	5.7%	$2,090,014	$30,859	5.8%
Allowance for credit losses	(18,497)			(17,989)
Noninterest-earning assets	202,388			176,200
Total Assets	$2,301,751			$2,248,225

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$540,531	$2,501	1.9%	$530,674	$2,951	2.2%
NOW, savings and money market deposits	417,468	1,415	1.4%	388,132	1,487	1.5%
Time deposits	494,379	4,116	3.3%	573,199	5,280	3.7%
FHLB advances	60,270	452	3.0%	65,272	437	2.7%
Other borrowings	18,050	155	3.4%	40,213	645	6.4%
Total interest-bearing liabilities	$1,530,698	$8,639	2.3%	$1,597,490	$10,800	2.4%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$444,701	—		$408,456
Other liabilities	28,723	—		36,527
Total noninterest-bearing liabilities	$473,424	—		$444,983
Shareholders’ equity	$297,631	—		$205,752
Total liabilities and shareholders’ equity	$2,301,753	—		$2,248,225
Net Interest Income		$21,515			$20,059
Net Interest Spread(2)			3.44%			3.40%
Net Interest Margin(3)			4.06%			3.84%

(1)	Includes nonaccrual loans.

(2)	Net interest spread is the difference between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities.

(3)	Net interest margin is a ratio of net interest income to average interest-earning assets for the same period.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earnings assets:
Gross loans, net of unearned income(1)	$1,892,611	$56,071	5.9%	$1,795,846	$56,362	6.3%
Investment securities	139,475	2,191	3.1%	186,623	2,579	2.8%
Other interest-earning assets	81,484	1,355	3.3%	128,525	2,684	4.2%
Total interest-earning assets	$2,113,570	$59,617	5.6%	$2,110,994	$61,625	5.8%
Allowance for credit losses	(18,390)			(18,242)
Noninterest-earning assets	203,754			176,107
Total Assets	$2,298,934			$2,268,859

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$558,256	$5,310	1.9%	$552,539	$6,277	2.3%
NOW, savings and money market deposits	415,001	2,840	1.4%	388,331	2,922	1.5%
Time deposits	487,092	8,197	3.4%	557,517	10,813	3.9%
FHLB advances	60,396	919	3.0%	63,534	879	2.8%
Other borrowings	19,203	358	3.7%	44,774	1,335	6.0%
Total interest-bearing liabilities	$1,539,948	$17,624	2.3%	$1,606,695	$22,226	2.8%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$437,772			$401,935
Other liabilities	28,158			36,319
Total noninterest-bearing liabilities	$465,930			$438,254
Shareholders’ equity	$293,058			$223,912
Total liabilities and shareholders’ equity	$2,298,936			$2,268,861
Net Interest Income		$41,993			$39,399
Net Interest Spread(2)			3.35%			3.07%
Net Interest Margin(3)			3.97%			3.73%

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates.

The following tables set forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to: (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate), and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). For purposes of these tables, changes attributable to both rate and volume that cannot be segregated have been proportionately allocated to both volume and rate.

	Three Months Ended June 30, 2026 over 2025
	Changes due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-Earning Assets:
Loans	$1,660	$(1,695)	$(35)
Investment securities	(304)	210	(94)
Other interest earning assets	(341)	(235)	(576)
Total increase (decrease) in interest income	1,014	(1,719)	(705)

Interest-Bearing Liabilities:
NOW, savings, money market, and interest-bearing demand deposits	167	(689)	(522)
Time deposits	(726)	(438)	(1,164)
FHLB advances	(33)	48	15
Other borrowings	(355)	(135)	(490)
Total increase (decrease) in interest expense	(948)	(1,213)	(2,161)
Increase (decrease) in net interest income	$1,962	$(506)	$1,456

	Six Months Ended June 30, 2026 over 2025
	Changes due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-Earning Assets:
Loans	$3,037	$(3,328)	$(291)
Investment securities	(652)	264	(388)
Other interest earning assets	(982)	(347)	(1,329)
Total increase (decrease) in interest income	1,403	(3,411)	(2,008)

Interest-Bearing Liabilities:
NOW, savings, money market, and interest-bearing demand deposits	266	(1,315)	(1,049)
Time deposits	(1,366)	(1,250)	(2,616)
FHLB advances	(43)	83	40
Other borrowings	(762)	(215)	(977)
Total increase (decrease) in interest expense	(1,905)	(2,697)	(4,602)
Increase (decrease) in net interest income	$3,729	$(1,135)	$2,594

Net interest income for the three months ended June 30, 2026 was $21.5 million compared to $20.1 million for the three months ended June 30, 2025, an increase of $1.4 million, or 7.3%. The increase in net interest income was comprised of an approximately $0.7 million, or 2.3%, decrease in interest income and dividend income, offset by an approximately $2.2 million, or 20.0%, decrease in interest expense. The primary drivers of changes in interest expense and income were adjustments to deposit rates and a reduction in long term debt. For the three months ended June 30, 2026, net interest margin and net interest spread were 4.06% and 3.44%, respectively, compared to 3.84% and 3.40%, respectively, for the same period in 2025.

Net interest income for the six months ended June 30, 2026 was $42.0 million compared to $39.4 million for the six months ended June 30, 2025, an increase of $2.6 million, or 6.6%. The increase in net interest income was comprised of an approximately $2.0 million, or 3.3%, decrease in interest income and dividend income, offset by an approximately $4.6 million, or 20.7%, decrease in interest expense. For the six months ended June 30, 2026, net interest margin and net interest spread were 3.97% and 3.35%, respectively, compared to 3.73% and 3.07%, respectively, for the same period in 2025.

The decrease in interest and dividend income for the six months ended June 30, 2026 was primarily attributable to a $96.8 million, or 5.4%, increase in average gross loans outstanding as of June 30, 2026, compared to June 30, 2025, offset by a 0.4% decrease in the yield on gross total loans. The decrease in interest income for the three months ended June 30, 2026 was primarily attributable to a $104.9 million, or 5.8%, increase in average gross loans outstanding as of June 30, 2026, compared to December 31, 2025, offset by a 0.3% decrease in the yield on gross total loans. For both periods, the increase in average gross loans outstanding was primarily due to organic loan growth in the Nashville MSA, the Knoxville MSA and the Charlotte MSA.

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

The provision for credit losses on loans for the three months ended June 30, 2026, was $404 thousand compared to $0 for the three months ended June 30, 2025. There were no significant net charge-offs in the three months ended June 30, 2026.

The provision for credit losses on loans for the six months ended June 30, 2026, was $526 thousand compared to $0 for the six months ended June 30, 2025. There were no significant net charge-offs in the six months ended June 30, 2026.

The ACL as a percentage of total loans was 0.96% at June 30, 2026, compared to 0.97% at December 31, 2025.

Noninterest Income

While interest income remains the largest single component of our total revenues, noninterest income is an important contributing component. Our most significant sources of noninterest income include customer service fees, which include overdraft program fees, and bank card services and interchange fees.

Noninterest income for the three months ended June 30, 2026, was $2.7 million compared to $2.2 million for the three months ended June 30, 2025, an increase of $0.5 million, or 19.2%. Noninterest income for the six months ended June 30, 2026, was $5.2 million compared to $4.7 million for the six months ended June 30, 2025, an increase of $0.5 million, or 12.3%. The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)

Noninterest income:
Customer service fees	$774	$674	$100
Net gains (losses) on sales of premises and equipment	30	32	(2)
Net gains (losses) on sales of foreclosed assets	-	-	-
ATM and debit card fees	977	892	85
Increase in BOLI	315	336	(21)
Other income and fees(1)	554	290	264
Total noninterest income	$2,650	$2,224	$426

(1)	Other income and fees includes income and fees associated with miscellaneous services.

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)

Noninterest income:
Customer service fees	$1,556	$1,329	$227
Net gains (losses) on sales of premises and equipment	30	4	26
Net gains (losses) on sales of foreclosed assets	107	4	103
ATM and debit card fees	1,832	1,691	141
Increase in BOLI	626	644	(18)
Other income and fees(1)	1,091	995	96
Total noninterest income	$5,242	$4,667	$575

(1)	Other income and fees includes income and fees associated with miscellaneous services.

Customer service fees include fees for overdraft privilege charges, insufficient funds charges, account analysis service fees on commercial accounts, and monthly account service fees. These fees increased $100 thousand, or 14.8%, to $774 thousand for the three months ended June 30, 2026, from $674 thousand for the three months ended June 30, 2025. This increase was primarily the result of an increase in customer transactions. For the six months ended June 30, 2026, customer service fees increased $227 thousand, or 17.0%, to $1.6 million from $1.3 million for the six months ended June 30, 2025. This increase was primarily the result of an increase in customer transactions.

ATM and debit card fees increased $85 thousand, or 9.5%, to $977 thousand for the three months ended June 30, 2026, from $892 thousand for the three months ended June 30, 2025. For the six months ended June 30, 2026, ATM and debit card fees increased $141 thousand, or 8.3%, to $1.8 million from $1.7 million for the six months ended June 30, 2025. These increases were primarily the result of increased usage of Commercial Bank ATMs.

The income on BOLI decreased $21 thousand, or 6.3%, to $315 thousand for the three months ended June 30, 2026, from $336 thousand for the three months ended June 30, 2025. For the six months ended June 30, 2026, income on BOLI decreased $18 thousand, or 2.8%, to $626 thousand from $644 thousand for the six months ended June 30, 2025. These decreases were primarily the result of a decrease in the earnings rate and death benefits in previous periods.

Other income and fees increased $264 thousand, or 91.0%, to $554 thousand for the three months ended June 30, 2026 from $290 thousand for the three months ended June 30, 2025. This was primarily due to a BOLI death benefit payment of $103 thousand during 2026 and other normal fluctuations in customer transactions. For the six months ended June 30, 2026, other income and fees increased $96 thousand, or 9.5%, to $1.1 million from $1.0 million for the six months ended June 30, 2025. This increase was primarily due to normal fluctuations in our operations.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2026 was $10.9 million compared to $10.7 million for the three months ended June 30, 2025, an increase of $147 thousand, or 1.4%, which was primarily a result of increases in professional fees.  Noninterest expense for the six months ended June 30, 2026 was $22.0 million compared to $21.3 million for the six months ended June 30, 2025, an increase of $653 thousand, or 3.1%, which was primarily a result of a loss on the retirement of debt. The following table sets forth the major components of our noninterest expense for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,683	$5,657	$26
Occupancy expenses	856	916	(60)
Data processing	1,099	1,151	(52)
Deposit insurance premiums	202	245	(43)
Professional fees	440	286	154
Depreciation and amortization	942	803	139
Other expenses(1)	1,650	1,667	(17)
Total noninterest expense	$10,872	$10,725	$147

(1)	Other expenses include items such as telephone expenses, marketing and advertising expenses, debit card expenses, courier fees, directors’ fees, and insurance.

	Six Months Ended June 30,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$11,399	$11,283	$116
Occupancy expenses	1,699	1,791	(92)
Data processing	2,200	2,358	(158)
Deposit insurance premiums	444	471	(27)
Professional fees	649	481	168
Depreciation and amortization	1,875	1,751	124
Other expenses(1)	3,693	3,171	522
Total noninterest expense	$21,959	$21,306	$653

(1)	Other expenses include items such as telephone expenses, marketing and advertising expenses, debit card expenses, courier fees, directors’ fees, and insurance.

Salaries and employee benefits primarily include: (i) amounts paid to employees for base pay, incentive compensation, and bonuses; (ii) health and other related insurance expenses paid by the Bank on behalf of our employees; and (iii) the annual cost for any increases in the liability for non-qualified plans maintained for certain key employees. Salaries and employee benefits remained consistent at $5.7 million for the three months ended June 30, 2026 increasing by $26 thousand, or 0.5%, compared to the corresponding period in 2025. For the six months ended June 30, 2026, salaries and employee benefits were $11.4 million, an increase of $116 thousand, or 1.0%, compared to $11.3 million for the six months ended June 30, 2025. These slight increases were primarily due to pay increases net of turnover.

Occupancy expenses consist of depreciation on property, premises, equipment and software, rent expense for leased facilities, maintenance agreements on equipment, property taxes, and other expenses related to maintaining owned or leased assets. Occupancy expenses for the three months ended June 30, 2026 were $856 thousand compared to $916 thousand for the three months ended June 30, 2025, a decrease of $60 thousand, or 6.6%. For the six months ended June 30, 2026, occupancy expenses were $1.7 million compared to $1.8 million for the six months ended June 30, 2025, a decrease of $0.1 million, or 5.1%. These decreases were primarily attributable to normal fluctuations.

Data processing expenses, which primarily consist of expenses for data processing services for core processing, decreased $0.1 million, or 4.5%, to $1.1 million for the three months ended June 30, 2026 from $1.2 million for the three months ended June 30, 2025. For the six months ended June 30, 2026, data processing expenses decreased $0.2 million, or 6.7%, to $2.2 million from $2.4 million for the six months ended June 30, 2025.

Professional fees expenses, which include legal fees, audit and accounting fees, and consulting fees, increased $154 thousand, or 53.8%, to $440 thousand for the three months ended June 30, 2026 compared to $286 thousand for the three months ended June 30, 2025. For the six months ended June 30, 2026, professional fees increased $168 thousand, or 34.9%, to $649 thousand compared to $481 thousand for the six months ended June 30, 2025. These increases were primarily the result of higher professional fees associated with our additional reporting obligations as a public company.

Depreciation and amortization for the three months ended June 30, 2026 was $940 thousand compared to $800 thousand for the three months ended June 30, 2025, an increase of approximately $140 thousand, or 17.3%. For the six months ended June 30, 2026, depreciation and amortization was $1.9 million compared to $1.8 million for the six months ended June 30, 2025, an increase of approximately $0.1 million, or 7.1%. These increases were primarily attributable to normal capital improvements for our current branches.

Other expenses decreased $20 thousand, or 1.0%, to $1.65 million for the three months ended June 30, 2026, compared to $1.67 million for the three months ended June 30, 2025. This decrease was primarily attributable to normal expense monitoring and control. For the six months ended June 30, 2026, other expenses increased $0.5 million, or 16.5%, to $3.7 million compared to $3.2 million for the six months ended June 30, 2025. This increase was primarily attributable to a write-off of a discount of $0.6 million due to the redemption of the Subordinated Debentures and Trust Preferred Securities.

Financial Condition

Total assets were $2.4 billion as of June 30, 2026, an increase of $85.1 million, or 3.7%, from December 31, 2025. This increase was primarily the result of an increase of $67.0 million in gross loans less deferred fees and discounts.

Loan Portfolio

Loans represent the largest portion of our earning assets, greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition.

We have three loan portfolio segments: (i) real estate (which is divided into four classes), (ii) commercial, and (iii) consumer and other. Prior period segment presentation has been reclassified to combine the “Consumer” and “Other” loan segments into “Consumer and Other” to conform to current period presentation and historical MD&A disclosures. This reclassification has no impact on total loans or net financial results for any period presented. A segment is generally determined based on the initial measurement attribute, risk characteristics of the loan, and method for monitoring and assessing credit risk. Classes within the real estate portfolio segment include (i) CRE, (ii) C&D, (iii) residential, and (iv) other.

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

Consumer and Other — This loan portfolio segment includes non-real estate secured direct loans to consumers for household, family, and other personal expenditures; tax-exempt commercial loans; undisbursed loans of all types; and unpaid overdrafts on deposit accounts. In addition to consumer installment loans, this portfolio segment also includes secured and unsecured personal lines of credit as well as overdraft protection lines. Loans in this portfolio segment are sensitive to unemployment and other key consumer economic measures.

The following table presents our balances and associated percentages of the composition of loans by loan portfolio segment, excluding loans held for sale, on the dates indicated:

	Loan Portfolio Segments
	As of June 30, 2026		As of December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,140,480	59%	$1,113,440	59%
Construction and land development	201,781	10%	176,688	9%
Residential	387,142	20%	377,943	20%
Other	18,336	1%	14,824	1%
Commercial	179,935	9%	174,248	9%
Consumer and other	19,535	1%	22,867	1%
Total loans	$1,947,209	100%	$1,880,010	100%
Deferred loan fees and discounts	6,673		6,477
Allowance for credit losses	18,722		18,096
Loans, net	$1,921,813		$1,855,437

Net loans were $1.9 billion as of June 30, 2026, an increase of $66.4 million, or 3.6%, from December 31, 2025. The increase in net loans outstanding was primarily due to organic loan growth in the Nashville MSA, the Knoxville MSA and the Charlotte MSA.

The following table shows the contractual maturities of the Company’s loans, excluding loan discounts, as of June 30, 2026, and December 31, 2025, respectively:

	As of June 30, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)

Real Estate:
Construction and land development	$6,402	$34,507	$27,283	$99,193	$5,767	$28,629	$201,781
Residential	18,361	7,371	18,323	38,185	50,161	254,742	387,142
Commercial real estate	219,935	25,781	302,874	304,600	30,557	256,733	1,140,480
Other	98	18	6,868	10,152	227	974	18,336
Commercial	32,080	31,185	22,235	63,448	1,187	29,799	179,935
Consumer and other	10,538	509	6,374	500	1,358	256	19,535
Total Loans	$287,412	$99,372	$383,956	$516,078	$89,258	$571,133	$1,947,209

	As of December 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real Estate:
Construction and land development	$16,036	$35,403	$29,331	$67,293	$10,202	$18,424	$176,689
Residential	9,080	8,382	22,664	36,553	51,800	249,462	377,941
Commercial real estate	156,594	22,646	345,028	303,721	23,782	261,669	1,113,440
Other	90	369	3,213	9,902	244	1,007	14,824
Commercial	23,696	29,453	29,031	60,418	1,154	30,496	174,248
Consumer and other	10,784	3,260	6,600	317	1,534	372	22,867
Total Loans	$216,280	$99,513	$435,867	$478,204	$88,716	$561,430	$1,880,010

The majority of our loans are priced with a fixed rate and a one-to-five-year maturity. This type of loan has historically been about 40% of total loans over the past two years because the majority of our commercial loans are priced with five-year balloons.

We are primarily involved in real estate, commercial, and consumer lending activities with customers throughout our markets in Kentucky, North Carolina, and Tennessee. About 89.8% and 89.5% of our total loans were secured by real property as of June 30, 2026 and December 31, 2025, respectively. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of the Nashville MSA, the Knoxville MSA, Chattanooga, and Kingsport in Tennessee and the Charlotte MSA in North Carolina.

CRE loans were 59.0% of total loans as of June 30, 2026, and represented 59.2% of total loans as of December 31, 2025. C&D loans were 10.0% of total loans as of June 30, 2026, and represented 9.4% of total loans as of December 31, 2025. The ratio of our CRE loans to total risk-based bank capital was 275% as of June 30, 2026 and 276% as of December 31, 2025. C&D loans represented 65% of total risk-based bank capital as of June 30, 2026 as compared to 59% as of December 31, 2025.

We have established concentration limits in our loan portfolio for CRE loans by loan type, including collateral and industry, among others. All loan types are within established limits other than our hotels/motels category, which has occasionally exceeded our limit of 50% of total risk-based capital. For further information on the risks associated with the concentration of our loan portfolio in certain industries, please see the risk factor titled “We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses and make other loans that may carry increased levels of credit risk” in the section titled “Risk Factors” in the 2025 Annual Report. Despite this category being outside of our established limits, we believe lending risk in this category is mitigated by a significant portion of the financed properties being owner-occupied hotels/motels, meaning that the properties are run by their owners. All but one of the hotel/motel projects currently in our loan portfolio are “flag” hotels. Further, our exposure to the hotels/motels category is geographically dispersed throughout the states of Florida, Kentucky, North Carolina, South Carolina, and Tennessee. We have restricted lending on lodging projects to existing clients only for the foreseeable future. Our lending concentration in the hotels/motels sector is actively managed by our senior management team, including our President and Chief Executive Officer and Chief Credit Officer.

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

C&D loans increased $25.1 million, or 14.2%, to $201.8 million as of June 30, 2026, from $176.7 million as of December 31, 2025. The majority of this increase was due to loan growth as well as an increase in funded balances as the projects funded near completion. Residential C&D loans were $36.5 million compared to $165.3 million in commercial C&D loans as of June 30, 2026.

We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which made up approximately 17.8% and 18.1% of our loan portfolio as of June 30, 2026, and December 31, 2025, respectively. Our residential loans also include home equity lines of credit, which totaled $39.7 million, or approximately 2.04% of our portfolio, as of June 30, 2026, and $38.9 million, or approximately 2.07% of our portfolio, as of December 31, 2025. By offering a full line of residential loan products, the owners of the small to medium-sized businesses that we lend to are able to use us, instead of a competitor, for financing a personal residence.

Our CRE loan portfolio includes loans for commercial property that is owned by real estate investors, construction loans to build owner-occupied properties, and loans to developers of CRE investment properties and residential developments. CRE loans are subject to underwriting standards and processes similar to our commercial loans. These loans are underwritten primarily based on projected cash flows for income-producing properties and collateral values for non-income-producing properties. The repayment of these loans is generally dependent on the successful operation of the properties securing the loans or the sale or refinancing of the property. Real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing our real estate portfolio are diversified by type and geographic location. We believe this diversity helps reduce our exposure to adverse economic events that may affect any single market or industry. CRE loans remained constant at $1.1 billion as of June 30, 2026 and December 31, 2025. As of June 30, 2026, our CRE portfolio was comprised of $397.2 million in non-owner occupied CRE loans and $484.6 million in owner-occupied properties and $258.1 million in multi-family properties, as compared to $388.7 million in non-owner occupied CRE loans and $466.1 million in owner-occupied properties and $257.8 million in multi-family properties as of December 31, 2025.

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

Commercial loans increased $5.7 million, or 3.3%, to $179.9 million as of June 30, 2026, from $174.2 million as of December 31, 2025.

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

Consumer and other loans (non-real estate loans) decreased $3.4 million, or 14.6%, to $19.5 million as of June 30, 2026, from $22.9 million as of December 31, 2025.

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

As of June 30, 2026, and December 31, 2025, loan participations sold to third parties (which are not included in the accompanying consolidated balance sheets) totaled $37.5 million and $116.0 million, respectively. We sell participations to manage our credit exposures to borrowers. As of June 30, 2026, and December 31, 2025, loan participations purchased totaled $0. The variance in loan participations sold comes from sales of participations in the ordinary course of business.

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

Our ACL was $18.7 million at June 30, 2026 compared to $18.1 million at December 31, 2025, an increase of $0.6 million, or 3.5%. A provision of $404 thousand was recorded for the three months ended June 30, 2026 compared to $0 for the three months ended June 30, 2025. For the six months ended June 30, 2026, a provision of $526 thousand was recorded compared to $0 for the six months ended June 30, 2025.

The following table provides an analysis of the ACL at the dates indicated.

	As of June 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Average loans outstanding	$1,902,119	$1,791,550
Total loans outstanding at end of period	$1,940,536	$1,873,533
Allowance for credit losses at beginning of period	$18,096	$18,205
Charge-offs:
Commercial real estate	-	(301)
Construction and land development	-	—
Residential real estate	-	(121)
Commercial	-	(362)
Consumer and other	(33)	(251)
Total charge-offs	(33)	(1,035)

Recoveries:
Commercial real estate	114	151
Construction and land development	-	201
Residential real estate	1	64
Commercial	2	11
Consumer and other	16	83
Total recoveries	133	510
Net (charge-offs) recoveries	$(100)	$(525)
Provision for credit losses	$526	$416
Balance at end of period	$18,722	$18,096
Ratio of allowance to end of period loans	0.96%	0.97%
Ratio of net (charge-offs) recoveries to average loans	0.00%	(0.01)%

Net charge-offs for the six months ended June 30, 2026 totaled $100 thousand. Net charge-offs for the year ended December 31, 2025, totaled $525 thousand.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets held for sale (OREO) until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. OREO totaled approximately $0.8 million at June 30, 2026, and $0.3 million at December 31, 2025.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.

Nonaccrual loans were $6.7 million at June 30, 2026, compared to $6.2 million at December 31, 2025. We had no loans 90 days past due and still accruing at June 30, 2026, or December 31, 2025.

Total nonperforming assets increased approximately $0.9 million from December 31, 2025 to June 30, 2026. The increase was primarily the result of an increase in foreclosed assets held for sale for 1-4 family foreclosures and a slight increase in nonaccruals, primarily residential real estate loans.

The following tables present the contractual aging of the recorded investment and loan discount in current and past due loans by class of loans as of June 30, 2026, and December 31, 2025:

	Contractual Aging of Recorded Investments
As of June 30, 2026	Current	30 – 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
Real estate mortgages:
Commercial real estate	$1,139,990	$490	$-	$-	$1,140,480
Construction and land development	201,566	182	-	32	201,781
Residential real estate	375,683	5,158	-	6,302	387,142
Other	18,336	-	-	-	18,336
Commercial	179,482	205	-	248	179,935
Consumer and other	19,339	118	-	78	19,535
Total loans	$1,934,396	$6,152	$-	$6,661	$1,947,209

	Contractual Aging of Recorded Investments
As of December 31, 2025	Current	30 – 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
Real estate mortgages:
Commercial real estate	$1,113,181	$259	$—	$—	$1,113,440
Construction and land development	176,057	35	—	596	176,688
Residential real estate	366,957	5,546	—	5,439	377,942
Other	14,824	—	—	—	14,824
Commercial	173,794	323	—	131	174,248
Consumer and other	22,675	114	—	79	22,868
Total loans	$1,867,488	$6,277	$—	$6,245	$1,880,010

Nonperforming Assets

The following table sets forth the allocation of our nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	As of June 30, 2026	As of December 31, 2025
	(Dollars in Thousands)
Nonaccrual loans	$6,661	$6,245
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	6,661	6,245
OREO	755	253
Repossessed property	-	—
Total nonperforming assets	$7,416	$6,498
Modified loans – nonaccrual(1)	$-	$—
Modified loans – accruing	$-	$—
Allowance for credit losses	$18,722	$18,096
Total loans, net of discounts and deferred fees, outstanding at end of period	$1,940,536	$1,873,533
Nonperforming loans to total loans	0.34%	0.33%
Nonperforming assets to total loans and OREO	0.38%	0.33%
Allowance for credit losses to nonperforming loans	281%	290%
Allowance for credit losses to total loans, net of discounts and deferred fees	0.96%	0.97%
Nonaccrual loans by category:
Real estate:
Commercial real estate	$-	$--
Construction and land development	32	596
Residential and other	6,302	5,439
Commercial	248	131
Consumer and other	78	79
Total	$6,661	$6,245

(1)	Troubled debt restructured loans are excluded from nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are more than 90 days past due.

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

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2023-02 — Financial Instruments — Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2023-02”). ASU 2023-02 eliminates the troubled debt restructuring (TDR) measurement and recognition guidance and requires that entities evaluate whether a modification represents a new loan or a continuation of an existing loan consistent with the accounting for other loan modifications. Additional disclosures relating to modifications to borrowers experiencing financial difficulty are required under ASU 2023-02. The Company adopted this ASU on a prospective basis.

These loans are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are past due 90 days or more after the restructuring. The balance of these loans as of June 30, 2026 and December 31, 2025, was immaterial.

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

The following tables summarize the risk categories of our loan portfolio based upon the most recent analysis performed as of June 30, 2026, and December 31, 2025, respectively:

	Outstanding Loan Balance by Internal Risk Grades
As of June 30, 2026	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Commercial real estate	$1,131,324	$8,835	$321	$-	$1,140,480
Construction and land development	201,389	359	32	-	201,781
Residential	380,157	631	6,354	-	387,142
Other	18,336	-	-	-	18,336
Commercial	179,002	685	248	-	179,934
Consumer and other	19,423	34	78	-	19,535
Total loans	$1,929,632	$10,543	$7,034	$-	$1,947,209

	Outstanding Loan Balance by Internal Risk Grades
As of December 31, 2025	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Commercial real estate	$1,104,532	$8,814	$94	$—	$1,113,440
Construction and land development	176,014	78	596	—	176,688
Residential	371,583	833	5,527	—	377,943
Other	14,824	—	—	—	14,824
Commercial	173,324	793	131	—	174,248
Consumer and other	22,768	21	79	—	22,868
Total loans	$1,863,045	$10,539	$6,427	$—	$1,880,011

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

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Available-for-Sale
U.S. government and federal agencies	$15,023	$15,010	$(13)	$14,830	$14,830	$—
U.S. government-sponsored enterprises (GSEs)	2	2	-	5	5	—
State and political subdivisions	12,692	12,428	(264)	15,780	15,514	(266)
Mortgage-backed securities	11,758	11,113	(645)	13,295	12,787	(508)
Total Available-for-Sale	$39,475	$38,553	$(922)	$43,910	$43,136	$(774)

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Held-to-Maturity
U.S. government and federal agencies	$42,520	$41,949	$(571)	$42,681	$41,879	$(803)
U.S. government-sponsored enterprises (GSEs)	13,728	13,452	(276)	13,599	13,309	(291)
State and political subdivisions	3,903	3,721	(182)	3,913	3,744	(168)
Mortgage-backed securities	34,191	31,890	(2,302)	37,534	35,524	(2,010)
Total Held-to-Maturity	$94,343	$91,012	$(3,331)	$97,728	$94,456	$(3,272)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At June 30, 2026, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities, and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of June 30, 2026 and December 31, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of June 30, 2026
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale
U.S. government and federal agencies	15,023	3.64%	—	—	—	—	—	—
U.S. government sponsored enterprises (GSEs)	2	7.81%	—	—	—	—	—	—
State and political subdivisions	1,374	3.36%	6,087	3.38%	2,561	4.23%	1,949	3.78%
Mortgage-backed securities	62	3.06%	2,061	2.98%	3,235	2.49%	6,401	3.41%
Total Available-for-Sale	$16,461	3.61%	$8,868	3.29%	$5,796	3.26%	$8,350	3.50%

	As of December 31, 2025
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale
U.S. government and federal agencies	$14,830	3.54%	—	—	—	—	—	—
U.S. government sponsored enterprises (GSEs)	5	8.11%	—	—	—	—	—	—
State and political subdivisions	3,351	0.68%	6,142	2.88%	4,338	3.97%	1,949	4.86%
Mortgage-backed securities	31	3.33%	2,452	3.23%	3,481	2.34%	7,331	3.54%
Total Available-for-Sale	$18,217	3.38%	$8,594	2.98%	$7,819	3.24%	$9,280	3.8%

	As of June 30, 2026
	Due in One Year or less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Held-to-Maturity
U.S. government and federal agencies	$40,036	1.96%	$2,484	1.17%	$-	-%	$-	-%
U.S. government-sponsored enterprises (GSEs)	7,970	3.24%	5,758	1.59%	-	-%	-	-%
State and political subdivisions	-	-%	2,426	1.47%	99	4.37%	1,379	5.04%
Mortgage-backed securities	-	-%	-	-%	5,466	1.20%	28,725	4.09%
Total Held-to-Maturity	$48,006	2.17%	$10,668	1.46%	$5,565	1.26%	$30,104	4.13%

	As of December 31, 2025
	Due in One Year or less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Held-to-Maturity
U.S. government and federal agencies	$30,234	2.19%	$12,448	0.93%	$-	-%	$-	-%
U.S. government-sponsored enterprises (GSEs)	7,883	3.24%	5,716	1.59%	-	-%	-	-%
State and political subdivisions	-	-%	2,434	1.47%	98	4.37%	1,381	5.04%
Mortgage-backed securities	-	-%	-	-%	-	-%	37,534	3.65%
Total Held-to-Maturity	$38,117	2.35%	$20,598	1.18%	$98	4.37%	$38,915	3.70%

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

Allowance for Credit Losses (ACL) — Held-to-Maturity Securities:    Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type and any other risk characteristics used to segment the portfolio. Accrued interest receivable on held-to-maturity debt securities totaled $215,406 and $291,460 as of June 30, 2026, and December 31, 2025, respectively.

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

The Company sold no held-to-maturity securities prior to maturity during the six months ended June 30, 2026 or the fiscal year ended December 31, 2025.

Bank-Owned Life Insurance

We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy. We are the sole owner and beneficiary of these BOLI policies. At June 30, 2026, the carrying value of our BOLI policies was $46.6 million unchanged from December 31, 2025.

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

Total deposits were $1.9 billion at June 30, 2026 and $1.8 billion at December 31, 2025. As of June 30, 2026, 22.9% of total deposits was comprised of noninterest-bearing demand deposits, 49.5% of total deposits was comprised of interest-bearing non-maturity accounts and 27.6% of total deposits was comprised of time deposits. As of December 31, 2025, 21.9% of total deposits was comprised of noninterest-bearing demand deposits, 51.2% of total deposits was comprised of interest-bearing non-maturity accounts and 26.8% of total deposits was comprised of time deposits.

The following table summarizes our deposit balances as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026		As of December 31,
	2026		2025
	Balance	% of Total	Balance	% of Total
			(Dollars in thousands)
Noninterest-bearing demand deposits	$428,381	22.9%	$397,835	21.9%
Interest-bearing deposits:
Interest-bearing demand deposits	514,252	27.5%	516,151	28.4%
NOW, savings and money market	413,904	22.1%	414,716	22.8%
Time deposits	516,635	27.6%	487,032	26.8%
Total interest-bearing deposits	1,444,791	77.1%	1,417,899	78.1%
Total deposits	$1,873,172	100.0%	$1,815,734	100%

The following tables set forth the maturity of time deposits as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026 Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$109,216	$240,560	$53,107	$5,842	$408,725
Time deposits (greater than $250,000)	16,453	90,070	1,387	-	107,910
Total time deposits	$125,669	$330,630	$34,494	$5,842	$516,635

	As of December 31, 2025 Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$161,783	$176,711	$33,093	$5,363	$376,950
Time deposits (greater than $250,000)	40,542	57,046	12,495	—	110,082
Total time deposits	$202,325	$233,757	$45,588	$5,363	$487,032

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

FHLB Advances. The FHLB allows us to borrow, on both a short and long-term basis, collateralized by a blanket floating lien on first mortgage loans and CRE loans as well as FHLB stock. At June 30, 2026, and December 31, 2025, we had borrowing capacity from the FHLB of $227.2 million and $276.0  million, respectively. We had $100.0 million of cash management advance FHLB borrowings as of June 30, 2026 and $75 million as of December 31, 2025. We had long-term FHLB borrowings of $61.2 million and $60.6 million as of June 30, 2026, and December 31, 2025, respectively. All of our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of June 30, 2026, and December 31, 2025:

	As of June 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Long-term FHLB borrowings outstanding at end of period	$61,189	$60,553
Weighted average interest rate at end of period	2.92%	2.88%
Maximum month-end balance	$61,189	$66,202
Average balance outstanding during the period	$60,238	$62,419
Weighted average interest rate during the period	3.05%	2.92%

Lines of Credit.    The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of these lines of credit was $102.5 million as of June 30, 2026, all of which was available. The total amount of the lines of credit was $102.5 million as of December 31, 2025, of which $92.5 million was available.

Federal Reserve Discount Window.    The Bank has a line of credit with the Federal Reserve Discount Window collateralized with CRE loans. There were no amounts outstanding under this line of credit as of June 30, 2026, or December 31, 2025.

Community Trust Bank Loan Agreement.    In April 2015, the Parent Company executed a Loan Agreement with Community Trust Bank, Inc. (“CTB”), Pikeville, Kentucky (the “Community Trust Loan Agreement”), which was later amended and restated on January 27, 2020, providing for a loan by CTB to the Parent Company. The loan was collateralized by all of the issued and outstanding shares of stock of the Bank. The Community Trust Loan Agreement included various financial and nonfinancial covenants. On October 7, 2025, the Parent Company repaid this loan in full.

Trust Preferred Securities.    With the acquisition of Citizens Bancorp, Inc. and its bank subsidiary, Citizens Bank, in 2018, we also acquired the Trust. In September 2004, the Trust issued the Trust Preferred Securities with an aggregate liquidation amount of $6,000,000 ($1,000 per trust preferred security) to a third-party investor. Citizens Bancorp then issued variable rate junior subordinated debentures aggregating $6,186,000 to the Trust. The Subordinated Debentures were the sole assets of the Trust. The Subordinated Debentures and the Trust Preferred Securities paid interest and dividends, on a quarterly basis, at a variable interest rate equal to three-month SOFR plus 2.40% adjusted quarterly, which was 6.41% on December 31, 2025. The Subordinated Debentures and the Trust Preferred Securities were redeemable prior to maturity, in whole or in part. On January 7, 2026, the Company redeemed the Subordinated Debentures and the Trust Preferred Securities in full.

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

	As of June 30, 2026	As of December 31, 2025
Current On-Balance Sheet (in thousands)
Cash and cash equivalents	$170,114	$144,319
Unpledged available-for-sale and held-to-maturity securities	15,230	22,873
Total on-balance sheet	$185,344	$167,192

	As of June 30, 2026	As of December 31, 2025
Available Sources of Liquidity (in thousands)
Federal Reserve & FHLB remaining borrowing capacity	$227,239	$275,961
Correspondent banks borrowing capacity	102,500	92,500
Brokered CDs capacity	230,047	230,357
Total available sources	$559,786	$598,818

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

The tables below summarize the capital requirements applicable to the Bank in order for the Bank to satisfy the minimum capital requirements of the capital adequacy guidelines and to be considered “well-capitalized” from a regulatory perspective under the prompt corrective action framework, as well as the Company’s and the Bank’s capital ratios as of June 30, 2026, and December 31, 2025. The Federal Deposit Insurance Act (“FDIA”) requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the FDIA, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable FDIA regulations, an institution is considered to be well capitalized if it has a common equity Tier 1 capital ratio (“CET1 capital”) of at least 6.5%, a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.

The Bank exceeded all the minimum regulatory capital requirements under the federal capital adequacy guidelines (Basel III), and the Bank met all the minimum capital requirements to be considered “well-capitalized” under the prompt corrective action framework, as of the dates reflected in the tables below.

	Actual		Required Minimum Under Capital Adequacy Guidelines		Minimum to be Considered “Well Capitalized” Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2026:
Tier 1 capital (to average assets) (leverage)
Company	$292,230	12.7%	N/A	N/A	N/A	N/A
Bank	$260,015	11.6%	$89,788	4.0%	$112,235	5.0%
CET1 capital (to risk-weighted assets)
Company	$292,230	14.5%	N/A	N/A	N/A	N/A
Bank	$260,015	13.0%	$89,842	4.5%	$129,772	6.5%
Tier 1 capital (to risk-weighted assets)
Company	$292,230	14.5%	N/A	N/A	N/A	N/A
Bank	$260,015	13.0%	$119,789	6.0%	$159,719	8.0%
Total capital (to risk-weighted assets)
Company	$310,953	15.5%	N/A	N/A	N/A	N/A
Bank	$278,850	14.0%	$159,719	8.0%	$199,649	10.0%

	Actual		Required Minimum Under Capital Adequacy Guidelines		Minimum to be Considered “Well Capitalized” Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025:
Tier 1 capital (to average assets) (leverage)
Company	$229,716	10.7%	N/A	N/A	N/A	N/A
Bank	$237,827	10.8%	$88,218	4.0%	$110,272	5.0%
CET1 capital (to risk-weighted assets)
Company	$224,174	12.1%	N/A	N/A	N/A	N/A
Bank	$237,827	12.5%	$85,349	4.5%	$123,282	6.5%
Tier 1 capital (to risk-weighted assets)
Company	$229,716	12.5%	N/A	N/A	N/A	N/A
Bank	$237,827	12.5%	$113,799	6.0%	$151,732	8.0%
Total capital (to risk-weighted assets)
Company	$247,705	13.4%	N/A	N/A	N/A	N/A
Bank	$255,727	13.5%	$151,732	8.0%	$189,665	10.0%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at June 30, 2026, and December 31, 2025:

	Payments Due at June 30, 2026
	Within One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$456,299	$60,336	$-	$516,635
Short-term borrowings	102,570	-	-	102,570
Long-term borrowings	17,246	22,073	33,928	73,247
Subordinated debt securities	—	—	—	—
Total contractual obligations	$576,115	$82,409	$33,928	$692,452

	Payments Due at December 31, 2025
	Within One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$436,082	$50,950	$—	$487,032
Short-term borrowings	88,251	—	—	88,251
Long-term borrowings	12,607	707	59,696	73,010
Subordinated debt securities	—	—	5,577	5,577
Total contractual obligations	$536,940	$51,657	$65,273	$653,870

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

The following table summarizes commitments we had made as of the dates presented.

	As of June 30,	As of December 31,
	2026	2025
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$288,715	$274,407
Standby letters of credit	24,331	24,503
Total	$313,046	$298,910

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the fiscal quarter ended June 30, 2026.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer

The following table contains information regarding shares of Parent Company common stock repurchased by the Parent Company during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2026	—	$—	—	$—
May 1 - May 31, 2026	—	—	—	$10,000,000
June 1 - June 30, 2026	—	—	—	$10,000,000
Total	—	$—	—	$10,000,000

(1)	On April 27, 2026, the Parent Company’s board of directors authorized a stock repurchase plan pursuant to which, beginning May 1, 2026, the Parent Company may repurchase up to $10 million of the Parent Company’s outstanding common stock (the “Repurchase Plan”). As of June 30, 2026, the Parent Company had not repurchased any shares of common stock under the Repurchase Plan. The Repurchase Plan does not obligate the Parent Company to repurchase any certain dollar amount or number of shares. The Repurchase Plan may be extended, modified, amended, suspended, or discontinued at any time. The Repurchase Plan is effective through the close of business on April 30, 2027.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2026, none of the Parent Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Commercial Bancgroup, Inc.

Date: August 12, 2026	By:	/s/ Terry L. Lee
		Name:	Terry L. Lee
		Title:	President and Chief Executive Officer

Commercial Bancgroup, Inc.

Date: August 12, 2026	By:	/s/ Philip J. Metheny
		Name:	Philip J. Metheny
		Title:	Senior Executive Vice President, Chief Financial Officer