Form 10-Q
period 2026-09-30
Commercial Bancgroup, Inc.
filed 2026-11-12
CIK 1981546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the registrant had 13,710,195 shares of common stock, $0.01 par value per share, outstanding.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including the following:

●	business and economic conditions nationally, regionally and in our target markets, particularly in Kentucky, North Carolina, and Tennessee and the particular geographic areas in which we operate;

●	the level of, or changes in the level of, interest rates and inflation, including the effects thereof on our earnings and financial condition and the market value of our investment securities and loan portfolios;

●	the concentration of our loan portfolio in real estate loans and changes in the prices, values and sales volumes of commercial and residential real estate;

●	the concentration of our business within our geographic areas of operation in Kentucky, North Carolina, and Tennessee and neighboring markets;

●	credit and lending risks associated with our commercial real estate (“CRE”), commercial, and construction and land development (“C&D”) loan portfolios;

●	risks associated with our focus on lending to small and medium-sized businesses;

●	our ability to maintain important deposit customer relationships, maintain our reputation or otherwise avoid liquidity risks;

●	changes in demand for our products and services;

●	the failure of assumptions and estimates underlying the establishment of allowances for possible credit losses and other asset impairments, valuations of assets and liabilities, and other calculations;

●	the sufficiency of our capital, including sources of such capital and the extent to which capital may be used or required;

●	our ability to maintain a “satisfactory” rating under the Community Reinvestment Act;

●	the risks that our cost of funding could increase in the event we are unable to continue to attract stable, low-cost deposits or maintain or reduce our cost of deposits;

●	our inability to raise necessary capital to fund our growth strategy and operations or to meet increased required minimum regulatory capital levels;

●	our ability to execute and prudently manage our growth and execute our business strategy, including expansionary activities;

●	the composition of and changes in our management team and our ability to attract, incentivize and retain key personnel;

●	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, trust and other wealth management services and insurance services, including the disruptive effects of financial technology and other competitors who are not subject to the same level of supervision and regulations as the Company;

●	the deterioration of our asset quality or the value of collateral securing loans;

●	changes in accounting standards;

●	the effectiveness of our risk management framework, including internal controls;

●	severe weather, natural disasters, pandemics, epidemics, acts of war, terrorism, or other external events, such as the transition risk associated with climate change, and other matters beyond our control;

●	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

●	the risks of acquisitions and other expansionary activities, including without limitation our ability to identify and consummate transactions with potential future acquisition candidates, the time and costs associated with pursuing such transactions, our ability to successfully integrate operations as part of such transactions and our ability, and possible failures, to achieve expected gains, revenue growth, expense savings and/or other synergies from such transactions;

●	our ability to maintain our historical rate of growth;

●	failure to keep pace with technological change or difficulties when implementing new technologies;

●	systems failures or interruptions involving our risk management framework, our information technology and telecommunications systems or third-party service providers;

●	our ability to identify and address unauthorized data access, cyber-crime and other threats to data security and customer privacy;

●	our compliance with governmental and regulatory requirements, including the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and other laws relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with mortgage origination, sale and servicing operations;

●	compliance with the Bank Secrecy Act of 1970, Office of Foreign Assets Control rules and anti-money laundering laws and regulations;

●	governmental monetary and fiscal policies;

●	changes in laws, rules, or regulations, or interpretations thereof, or policies relating to financial institutions or accounting, tax, trade, monetary or fiscal matters;

●	the ability of the Parent Company to receive dividends from its wholly owned subsidiary bank, Commercial Bank (the “Bank”), and satisfy its obligations as they become due;

●	the institution and outcome of litigation and other legal proceedings against us or to which we become subject;

●	the limited experience of our management team in managing and operating a public company;

●	the incremental costs of operating as a public company;

●	our ability to meet our obligations as a public company, including our obligations under Section 404 of the Sarbanes-Oxley Act of 2002; and

●	other risks and factors described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Parent Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 24, 2026 (the “2025 Annual Report”) and in subsequent filings of the Parent Company with the SEC.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Commercial Bancgroup, Inc.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31
	2026	2025
Assets
Cash and due from banks	$39,521,903	$26,393,695
Federal funds sold	7,663,129	25,328,744
Interest-bearing deposits in banks	135,394,362	92,596,490
Cash and cash equivalents	182,579,394	144,318,929

Available-for-sale securities	37,071,805	43,136,672
Held-to-maturity securities	96,875,277	97,728,121
Loans, net of allowance for credit losses of $19,029,191 and $18,096,173 on September 30, 2026 and December 31, 2025, respectively	1,964,296,944	1,855,437,066
Premises and equipment, net	50,906,984	49,765,202
Restricted stock, at cost	12,346,900	11,375,500
Foreclosed assets held for sale, net	888,428	253,000
Interest receivable	8,091,531	7,451,045
Bank owned life insurance	46,954,280	46,647,762
Core deposits and other intangibles	3,117,849	4,256,382
Goodwill	8,510,852	8,510,852
Deferred tax asset	1,190,483	1,002,784
Other	29,495,236	21,571,666
Total assets	$2,442,325,963	$2,291,454,981

Liabilities and Shareholders’ Equity
Liabilities
Deposits
Demand	$975,547,791	$913,985,722
Savings, NOW and money market	407,027,897	414,715,894
Time	504,819,676	487,032,489
Total deposits	1,887,395,364	1,815,734,105

Short-term borrowings	142,422,098	88,251,290
Long-term debt	68,903,555	78,587,361
Interest payable	2,504,729	2,961,874
Other liabilities	29,793,526	20,576,519
Total liabilities	2,131,019,272	2,006,111,149

Shareholders’ equity

Common stock $0.01 par value; 50,000,000 shares authorized; 13,710,195 shares issued and outstanding on September 30, 2026; 13,697,987 on December 31, 2025	137,102	136,980
Additional paid-in capital	38,680,613	38,376,658
Retained earnings	273,739,267	247,505,096
Accumulated other comprehensive loss	(1,250,291)	(674,902)
Total shareholders’ equity	311,306,691	285,343,832
Total liabilities and shareholders’ equity	$2,442,325,963	$2,291,454,981

See Condensed Notes to Consolidated Financial Statements (Unaudited)

Commercial Bancgroup, Inc.

Consolidated Statements of Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest and Dividend Income
Loans, including fees	$29,604,747	$28,073,755	$85,676,034	$84,435,068
Debt securities-taxable	829,432	929,519	2,499,441	2,974,335
Debt securities-tax-exempt	104,690	102,154	327,544	328,309
Dividends on restricted stock	130,637	155,591	428,338	464,028
Interest-bearing time deposits	762,928	759,917	2,118,478	3,443,784
Total interest and dividend income	31,432,434	30,020,936	91,049,835	91,645,524
Interest expense
Deposits	8,354,465	8,653,819	24,701,721	28,665,194
Short-term borrowings	45,819	55,431	133,383	130,043
Long-term debt	545,299	1,090,087	1,734,958	3,229,909
Total interest expense	8,945,583	9,799,337	26,570,062	32,025,146
Net interest income	22,486,851	20,221,599	64,479,773	59,620,378

Provision for credit losses	348,023	-	869,282	-
Net interest income after provision for credit losses	22,138,828	20,221,599	63,610,491	59,620,378

Noninterest Income
Customer service fees	778,030	735,353	2,333,837	2,064,670
Net gains on sales of
premises and equipment	-	20,500	30,000	24,959
Net gains on sales of foreclosed assets	-	109,720	106,553	113,270
ATM fees	985,002	845,782	2,816,640	2,536,231
Increase in bank owned life insurance	335,613	306,026	1,087,695	949,557
Other	600,896	608,564	1,566,436	1,603,955
Total noninterest income	2,699,541	2,625,945	7,941,161	7,292,642

Noninterest Expense
Salaries and employee benefits	5,987,633	5,728,660	17,386,736	17,011,656
Occupancy	871,150	738,481	2,542,027	2,529,370
Data processing	1,135,498	1,103,542	3,336,015	3,461,901
Deposit insurance premiums	259,109	267,221	703,465	738,209
Professional fees	216,957	135,786	822,573	616,727
Depreciation and amortization	964,327	954,748	2,866,884	2,705,755
Loss on retirement of debt	-	-	603,303	-
Other	1,566,360	1,624,003	4,699,134	4,795,031
Total noninterest expense	11,001,034	10,552,441	32,960,137	31,858,649

Income before income taxes	13,837,335	12,295,103	38,591,515	35,054,371
Provision for income taxes	2,969,188	2,828,954	7,973,264	7,997,024
Net Income	$10,868,147	$9,466,149	$30,618,251	$27,057,347
Earnings per share:
Basic	$0.79	$0.77	$2.23	$2.22
Diluted	$0.79	$0.77	$2.23	$2.22

See Condensed Notes to Consolidated Financial Statements (Unaudited)

Commercial Bancgroup, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$10,868,147	$9,466,149	$30,618,251	$27,057,347
Other comprehensive income:
Unrealized holding gains (losses) on securities available for sale arising during the period	(754,339)	535,864	(901,864)	917,176
Tax benefit (expense)	197,148	(159,558)	235,702	(232,227)
Reclassification adjustment for accretion of unrealized holding losses included in accumulated other comprehensive income from the transfer of securities from available-for-sale to held-to-maturity	33,064	58,417	122,891	186,997
Tax (expense)	(11,643)	(15,268)	(32,118)	(48,871)

Other comprehensive income (loss), net of tax	(535,770)	419,455	(575,389)	823,075
Comprehensive income	$10,332,377	$9,885,604	$30,042,862	$27,880,422

See Condensed Notes to Consolidated Financial Statements (Unaudited)

Commercial Bancgroup, Inc.

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

				Other
		Additional		Comprehensive
	Common	Paid-In	Retained	Income
	Stock	Capital	Earnings	(Loss)	TOTAL

Balance - January 1, 2025	$121,131	$9,388,181	$212,310,977	$(1,564,506)	$220,255,783
Net income	-	-	27,057,347	-	27,057,347
Other comprehensive income	-	-	-	823,075	823,075
Dividends paid to shareholders ($0.17 per share)	-	-	(2,002,079)	-	(2,002,079)
Issuance of stock grants (179,688 shares)	1,797	(1,797)	-	-	-
Repurchase of stock (53,188 shares)	(532)	(980,268)	-	-	(980,800)
Balance – September 30, 2025	$122,396	$8,406,116	$237,366,245	$(741,431)	$245,153,326

Balance - January 1, 2026	$136,980	$38,376,658	$247,505,096	$(674,902)	$285,343,832
Net income	-	-	30,618,251	-	30,618,251
Other comprehensive loss	-	-	-	(575,389)	(575,389)
Dividends paid to shareholders ($0.20 per share)	-	-	(4,384,080)	-	(4,384,080)
Stock compensation	-	469,503	-	-	469,503
Repurchase of stock (5,242 shares)	(52)	(165,374)	-	-	(165,426)
Issuance of stock related to restricted stock units (17,450 shares)	174	(174)	-	-	-
Balance – September 30, 2026	$137,102	$38,680,613	$273,739,267	$(1,250,291)	$311,306,691

Balance - June 30, 2025	$122,396	$8,406,116	$227,900,096	$(1,160,886)	$235,267,722
Net income	-	-	9,466,149	-	9,466,149
Other comprehensive income	-	-	-	419,455	419,455
Balance – September 30, 2025	$122,396	$8,406,116	$237,366,245	$(741,431)	$245,153,326

Balance - June 30, 2026	$137,013	$38,683,769	$264,515,272	$(717,521)	$302,618,533
Net income	-	-	10,868,147	-	10,868,147
Other comprehensive income	-	-	-	(535,770)	(535,770)
Dividends paid to shareholders ($0.10 per share)	-	-	(1,644,152)	-	(1,644,152)
Stock compensation	-	162,359	-	-	162,359
Repurchase of stock (5,242 shares)	(52)	(165,374)	-	-	(165,426)
Issuance of stock related to restricted stock units (14,167 shares)	141	(141)	-	-	-
Balance – September 30, 2026	$137,102	$38,680,613	$273,739,267	$(1,250,291)	$311,306,691

See Condensed Notes to Consolidated Financial Statements (Unaudited)

Commercial Bancgroup, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$30,618,251	$27,057,347
Items not requiring (providing) cash
Depreciation	1,728,351	1,519,018
Amortization of core deposit intangible	1,138,533	1,186,738
Securities amortization and (accretion), net	(63,431)	(1,232,936)
Provision for credit losses	869,282	-
Stock compensation expense	469,503	-
Provision for losses on foreclosed assets	-	4,500
Net realized gains on foreclosed assets	(106,553)	(113,270)
Net gains on sales of premises and equipment	(30,000)	(24,959)
Changes in
Interest receivable	(640,486)	90,367
Other assets	(7,923,569)	8,417,887
Other liabilities	9,217,006	(6,799,212)
Increase in bank owned life insurance	(1,087,695)	(949,557)
Deferred income taxes	15,885	(348,067)
Interest payable	(457,145)	(814,601)
Net cash provided by operating activities	33,747,932	27,993,255

Investing Activities
Purchases of available-for-sale securities	(15,038,672)	(16,929,788)
Proceeds from sales, maturities and calls of available-for-sale securities	20,462,413	36,586,565
Proceeds from, maturities and calls of held-to-maturity securities	27,334,601	85,464,673
Purchases of held-to-maturity securities	(26,556,173)	(88,100,756)
Net change in loans	(110,407,788)	39,254,790
Purchase of premises and equipment, net	(2,870,133)	(1,538,105)
Proceeds from sales of premises and equipment	30,000	64,400
Proceeds from sales of foreclosed assets	359,553	693,625
Payments relating to foreclosed assets	(209,800)	-
Proceeds from bank owned life insurance	781,177	350,509
(Purchase) redemption of restricted stock, at cost	(971,400)	100,450
Net cash (used in) provided by investing activities	$(107,086,222)	$55,946,363

		(Continued)

See Condensed Notes to Consolidated Financial Statements (Unaudited)

Commercial Bancgroup, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2026	2025
Financing Activities
Net increase (decrease) in deposits	$71,661,259	$(157,963,373)
Proceeds from short-term borrowings	54,170,808	59,270,961
Proceeds from long-term borrowings	5,901,100	-
Repayments of long-term borrowings	(15,584,906)	(5,675,299)
Repurchase of stock	(165,426)	(980,800)
Payment of dividends	(4,384,080)	(2,002,079)
Net cash provided by (used in) financing activities	111,598,755	(107,350,590)

Increase (decrease) in cash and cash equivalents	38,260,465	(23,410,972)

Cash and cash equivalents, beginning of period	144,318,929	178,197,916
Cash and cash equivalents, end of period	$182,579,394	$154,786,944

Supplemental Cash Flows Information
Interest paid	$27,027,207	$32,839,747
Income taxes paid	$8,015,000	$7,816,000

Supplemental Disclosures of Noncash Items
Unrealized gain(loss) on AFS securities	$(901,864)	$917,176
Transfer of loans to OREO	$678,628	$286,146

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

Basis of presentation:

The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States (“GAAP”) for interim financial information and to generally accepted practices within the banking industry. Accordingly, these financial statements do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. For further information, refer to the consolidated financial statements and footnotes thereto in the 2025 Annual Report.

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

Change in presentation due to stock reclassification and stock split:

In connection with the initial public offering of its common stock, on September 18, 2025, the Company filed with the Tennessee Secretary of State an Amended and Restated Charter providing for (i) the automatic reclassification and conversion of each then outstanding share of the Company’s Class B common stock, $10.00 par value per share, into 1.15 shares of common stock and the automatic reclassification and conversion of each then outstanding share of the Company’s Class C common stock $10.00 par value per share, into 1.05 shares of common stock and (ii) effective immediately following this reclassification and conversion, a 250-for-1 forward stock split whereby each holder of common stock received 249 additional shares of common stock for each share owned as of immediately following the reclassification and conversion. All share and per share amounts set forth in the consolidated financial statements of the Company have been retroactively restated to reflect the reclassification and conversion and stock split as if they had occurred as of the earliest period presented.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies, Continued

Change in presentation due to stock reclassification and stock split, continued:

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.01 par value per share. As of September 30, 2026, no preferred shares have been issued or are outstanding. The Board of Directors of the Company (the “Board of Directors”) has the authority to issue preferred stock in one or more series and to determine the rights, preferences, privileges, and restrictions of each series, including dividend rights, conversion rights, voting rights, terms of redemption, and liquidation preferences.

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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 1. Summary of Significant Accounting Policies, Continued

Loans, continued:

Interest receivable reported in interest receivable on the consolidated balance sheets totaled $7,067,378 and $6,895,763 as of September 30, 2026, and December 31, 2025, respectively, and is excluded from the estimate of credit losses. Interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

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

Held-to-maturity Securities:

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type and any other risk characteristics used to segment the portfolio. Interest receivable on held-to-maturity debt securities totaled $479,213 and $291,460 as of September 30, 2026 and December 31, 2025, respectively.

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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	September 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
U.S. Government and federal agency	$15,005,330	$-	$(8,930)	$14,996,400
U.S. Government-sponsored enterprises (GSEs)	-	-	-	-
Mortgage-backed:
GSE residential	11,045,135	3,201	(857,516)	10,190,820
State and political subdivisions	12,697,915	-	(813,330)	11,884,585
	$38,748,380	$3,201	$(1,679,776)	$37,071,805

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Available-for-sale securities:
U.S. Government and federal agency	$14,830,375	$-	$-	$14,830,375
U.S. Government-sponsored enterprises (GSEs)	5,395	-	-	5,395
Mortgage-backed:
GSE residential	13,295,371	44,013	(552,361)	12,787,023
State and political subdivisions	15,780,242	13,988	(280,351)	15,513,879
	$43,911,383	$58,001	$(832,712)	$43,136,672

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities, Continued

	September 30, 2026
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Held-to-maturity securities:
U.S. Government and federal agency	$50,363,652	$-	$(459,617)	$49,904,035
U.S. Government-sponsored enterprises (GSEs)	5,779,319	-	(277,304)	5,502,015
Mortgage-backed:
GSE residential	36,833,830	-	(3,453,735)	33,380,095
State and political subdivisions	3,898,476	-	(323,868)	3,574,608
	$96,875,277	$-	$(4,514,524)	$92,360,753

	December 31, 2025
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
Held-to-maturity securities:
U.S. Government and federal agency	$42,681,410	$2,286	$(805,096)	$41,878,600
U.S. Government-sponsored enterprises (GSEs)	13,599,444	-	(290,909)	13,308,535
Mortgage-backed:
GSE residential	37,534,375	175,285	(2,185,363)	35,524,297
State and political subdivisions	3,912,892	12,509	(180,955)	3,744,446
	$97,728,121	$190,080	$(3,462,323)	$94,455,878

The Company uses a systematic methodology to determine its ACL for debt securities held-to-maturity considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the portfolio. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio. The Company monitors the held-to-maturity portfolio on a quarterly basis to determine whether a valuation account would need to be recorded. Based on management’s review, the Company’s held-to-maturity securities have no expected credit losses and no related ACL has been established as of each of September 30, 2026 and December 31, 2025.

U.S. Government sponsored enterprises include entities such as the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Federal Home Loan Banks (“FHLB”).

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 2. Securities, Continued

The amortized cost and fair value of available-for-sale securities and held-to-maturity securities on September 30, 2026, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities because the mortgages underlying the securities may be called or repaid without penalty. Therefore, these securities are not included in the maturity categories in the following summary.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
Within one year	$17,019,509	$16,984,565	$43,875,504	$43,535,975
One to five years	6,169,346	5,843,476	14,788,892	14,210,772
Five to ten years	2,562,019	2,333,037	0	0
After ten years	1,952,371	1,719,907	1,377,051	1,233,911
Mortgage-backed securities	11,045,135	10,190,820	36,833,830	33,380,095
Totals	$38,748,380	$37,071,805	$96,875,277	$92,360,753

The market value of securities pledged as collateral, to secure public deposits and for other purposes, was $114,880,452 and $137,592,549 on September 30, 2026 and December 31, 2025, respectively.

The book value of securities sold under agreements to repurchase amounted to $4,422,098 and $3,251,290 on September 30, 2026 and December 31, 2025, respectively.

There were no sales of available-for-sale securities during the three or nine months ended September 30, 2026 and 2025.

The following tables show the Company’s investments’ gross unrealized losses and fair value of the Company’s investments with unrealized losses aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss
Available-for-sale Securities
U.S. Government and federal agency	$14,996,400	$(8,930)	$-	$-	$14,996,400	$(8,930)
U.S. Government sponsored enterprises (GSEs)	-	-	-	-	-	-
Mortgage-backed:
GSE residential	3,737,169	(206,931)	6,246,583	(650,585)	9,983,752	(857,516)
State and political subdivisions	5,591,532	(371,364)	6,293,053	(441,966)	11,884,585	(813,330)
Total	$24,325,101	$(587,225)	$12,539,636	$(1,092,551)	$36,864,737	$(1,679,776)

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

As of September 30, 2026, the Company had 174 securities in an unrealized loss position. No ACL has been recognized on any securities in an unrealized loss position as management does not believe any of the securities are impaired due to reasons of credit quality. This is based upon an analysis of the underlying risk characteristics, including credit ratings, and other qualitative factors related to available-for-sale securities and in consideration of historical credit loss experience and internal forecasts. The issuers of these securities continue to make timely principal and interest payments under the contractual terms of the securities. Furthermore, the Company does not have the intent to sell any of the securities classified in the tables above and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity dates or repricing dates or if market yields for such investments decline.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans and Allowance for Credit Losses

Portfolio segmentation:

On September 30, 2026 and December 31, 2025, the Company’s loans consisted of the following:

	September 30,	December 31,
	2026	2025
Real estate secured:
Commercial	$1,182,947,388	$1,113,439,836
Construction and land development	197,643,597	176,688,073
Residential	386,584,194	377,942,535
Other	18,107,979	14,823,962
Total real estate secured	1,785,283,158	1,682,894,406

Commercial	184,715,396	174,248,316
Consumer and other	19,326,073	22,867,429
Total loans	1,989,324,627	1,880,010,151
Less
Net deferred loan fees, premiums and discounts	5,998,492	6,476,912
Allowance for credit losses	19,029,191	18,096,173
Net loans	$1,964,296,944	$1,855,437,066

For purposes of disclosure, the loan portfolio was disaggregated into segments and then further disaggregated into classes for certain disclosures. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its ACL. There are three loan portfolio segments, including real estate secured, commercial, and consumer and other. Prior period segment presentation has been reclassified to combine the “Consumer” and “Other” loan segments into “Consumer and Other” to conform to current period presentation and historical Management's Discussion and Analysis (“MD&A”) disclosures. A class is generally determined based on the initial measurement attribute, risk characteristics of the loan, and an entity’s method for monitoring and assessing credit risk. Classes within the real estate secured portfolio segment include commercial, construction and land development, residential, and other. Each of commercial, consumer and other loans is its own class.

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

The following tables detail activity in the ACL by portfolio segment for the periods ended September 30, 2026 and September 30, 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Nine months ended as of September 30, 2026

(Dollars are in thousands)	Beginning balance	Charge offs	Recoveries	Provision	Ending balance
Real estate secured:
Commercial	$11,038	$-	$114	$589	$11,741
Construction and land development	1,969	-	-	212	2,181
Residential	3,536	-	1	23	3,560
Other	95	-	-	21	116
Total real estate secured	16,638	-	115	846	17,598
Commercial	1,137	(30)	3	154	1,264
Consumer and other	321	(55)	26	(125)	167
Total loans	$18,096	$(85)	$144	$874	$19,029

Nine months ended as of September 30, 2025

(Dollars are in thousands)	Beginning balance	Charge offs	Recoveries	Provision	Ending balance
Real estate secured:
Commercial	$10,380	$(18)	$151	$-	$10,513
Construction and land development	2,240	-	202	-	2,442
Residential	3,471	(121)	44	-	3,394
Other	1	-	-	-	1
Total real estate secured	16,092	(139)	397	-	16,216
Commercial	1,776	(314)	4	-	1,466
Consumer and other	337	(237)	26	-	126
Total loans	$18,205	$(690)	$427	$-	$17,942

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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans and Allowance for Credit Losses, Continued

Credit quality indicators, continued:

The following table presents the Company’s recorded investment in loans by credit quality indicators by year of origination as of September 30, 2026:

								Revolving
							Revolving	to term
	2026	2025	2024	2023	2022	Prior	loans	loans	Total
Real estate secured:
Commercial
Pass	$79,004,276	$109,585,833	$132,396,515	$147,268,341	$293,147,249	$386,342,326	$18,601,885	$-	$1,166,346,425
Special mention	-	-	-	15,109,061	-	854,220	-	-	15,963,281
Substandard	-	80,750	-	-	-	556,932	-	-	637,682
Doubtful	-	-	-	-	-	-	-	-	-
Total Commercial	$79,004,276	$109,666,583	$132,396,515	$162,377,402	$293,147,249	$387,753,478	$18,601,885	$-	$1,182,947,388
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Construction and land development
Pass	$35,125,926	$73,968,747	$17,774,196	$11,537,257	$6,527,545	$11,810,402	$40,456,839	$-	$197,200,912
Special mention	-	411,618	-	-	-	-	-	-	411,618
Substandard	-	-	-	-	-	31,067	-	-	31,067
Doubtful	-	-	-	-	-	-	-	-	-
Total construction and land development	$35,125,926	$74,380,365	$17,774,196	$11,537,257	$6,527,545	$11,841,469	$40,456,839	$-	$197,643,597
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Residential
Pass	$28,168,590	$36,644,620	$32,477,938	$28,534,732	$54,980,417	$157,553,776	$41,516,402	$-	$379,876,475
Special mention	-	-	-	-	-	532,724	91,225	-	623,949
Substandard	123,598	-	278,602	734,196	369,498	4,577,876	-	-	6,083,770
Doubtful	-	-	-	-	-	-	-	-	-
Total residential	$28,292,188	$36,644,620	$32,756,540	$29,268,928	$55,349,915	$162,664,376	$41,607,627	$-	$386,584,194
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Other
Pass	$3,875,169	$211,464	$203,310	$1,823,714	$1,032,080	$10,406,081	$556,161	$-	$18,107,979
Special mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total other	$3,875,169	$211,464	$203,310	$1,823,714	$1,032,080	$10,406,081	$556,161	$-	$18,107,979
Current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Total real estate loans	$146,297,559	$220,903,032	$183,130,561	$205,007,301	$356,056,789	$572,665,404	$101,222,512	$-	$1,785,283,158
Total real estate loans – current period gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-

Non-real estate secured
Commercial
Pass	$7,364,340	$31,922,312	$5,522,141	$33,979,197	$23,845,396	$21,670,777	$59,525,593	$-	$183,829,756
Special mention	-	-	-	470,881	-	194,736	-	-	665,617
Substandard	-	-	119,415	22,769	-	77,839	-	-	220,023
Doubtful	-	-	-	-	-	-	-	-	-
Total commercial	$7,364,340	$31,922,312	$5,641,556	$34,472,847	$23,845,396	$21,943,352	$59,525,593	$-	$184,715,396
Current period gross charge-offs	$-	$30,000	$-	$-	$-	$-	$-	$-	$30,000

Consumer and Other
Pass	$6,063,948	$2,978,065	$6,758,877	$1,469,196	$170,682	$342,531	$1,435,140	$-	$19,218,439
Special mention	16,078	13,092	-	-	-	1,226	-	-	30,396
Substandard	14,582	8,227	6,960	4,024	8,656	34,789	-	-	77,238
Doubtful	-	-	-	-	-	-	-	-	-
Total consumer and other	$6,094,608	$2,999,384	$6,765,837	$1,473,220	$179,338	$378,546	$1,435,140	$-	$19,326,073
Current period gross charge-offs	$1,603	$37,342	$14,714	$1,295	$-	$-	$-	$-	$54,954
Total loans	$159,756,507	$255,824,728	$195,537,954	$240,953,368	$380,081,523	$594,987,302	$162,183,245	$-	$1,989,324,627
Total current period gross charge-offs	$1,603	$67,342	$14,714	$1,295	$-	$-	$-	$-	$84,954

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

There were no loans classified in the Loss category as of September 30, 2026 or December 31, 2025. There were no revolving loans converted to term loans as of September 30, 2026 or December 31, 2025.

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

The following table is a summary of the Company’s nonaccrual loans by major categories as of the dates indicated:

	September 30, 2026
	Nonaccrual	Nonaccrual	Total
	loans with	loans with	nonaccrual
	no allowance	an allowance	loans
Real estate secured:
Commercial	$323,499	$-	$323,499
Construction and land development	31,067	-	31,067
Residential	6,034,150	-	6,034,150
Other	-	-	-
Total real estate secured loans	6,388,716	-	6,388,716
Commercial	220,023	-	220,023
Consumer and other	77,238	-	77,238
Total loans	$6,685,977	$-	$6,685,977

	December 31, 2025
	Nonaccrual	Nonaccrual	Total
	loans with	loans with	nonaccrual
	no allowance	an allowance	loans
Real estate secured:
Commercial	$-	$-	$-
Construction and land development	596,158	-	596,158
Residential	5,150,312	288,509	5,438,821
Other	-	-	-
Total real estate secured loans	5,746,740	288,509	6,034,979
Commercial	131,497	-	131,497
Consumer and other	78,756	-	78,756
Total loans	$5,956,723	$288,509	$6,245,232

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans and Allowance for Credit Losses, Continued

Nonaccrual and past due loans, continued:

There was no interest income recognized on nonaccrual loans for the nine months ended September 30, 2026 or 2025.

Aging analysis:

The following table presents an aging analysis of past due loans by category as of the dates indicated:

As of September 30, 2026	Loans 30-59 days past due	Loans 60-89 days past due	Accruing loans 90 or more days past due	Nonaccrual loans	Total noncurrent loans	Current loans	Total loans
Real estate secured:
Commercial	$-	$-	$-	$323,499	$323,499	$1,182,623,889	$1,182,947,388
Construction and land development	400,860	-	-	31,067	431,927	197,211,670	197,643,597
Residential	3,578,770	1,127,917	-	6,034,150	10,740,837	375,843,357	386,584,194
Other	-	-	-	-	-	18,107,979	18,107,979
Total real estate secured	3,979,630	1,127,917	-	6,388,716	11,496,263	1,773,786,895	1,785,283,158
Commercial	515,746	23,530	-	220,023	759,299	183,956,097	184,715,396
Consumer and other	37,293	30,356	-	77,238	144,887	19,181,186	19,326,073
Total loans	$4,532,669	$1,181,803	$-	$6,685,977	$12,400,449	$1,976,924,178	$1,989,324,627

As of December 31, 2025	Loans 30-59 days past due	Loans 60-89 days past due	Accruing loans 90 or more days past due	Nonaccrual loans	Total noncurrent loans	Current loans	Total loans
Real estate secured:
Commercial	$259,065	$-	$-	$-	$259,065	$1,113,180,771	$1,113,439,836
Construction and land development	35,176	-	-	596,158	631,334	176,056,739	176,688,073
Residential	4,199,811	1,346,718	-	5,438,821	10,985,350	366,957,185	377,942,535
Other	-	-	-	-	-	14,823,962	14,823,962
Total real estate secured	4,494,052	1,346,718	-	6,034,979	11,875,749	1,671,018,657	1,682,894,406
Commercial	136,485	186,241	-	131,497	454,223	173,794,093	174,248,316
Consumer and other	65,466	48,083	-	78,756	192,305	22,675,124	22,867,429
Total loans	$4,696,003	$1,581,042	$-	$6,245,232	$12,522,277	$1,867,487,874	$1,880,010,151

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 3. Loans and Allowance for Credit Losses, Continued

Collateral-dependent loans:

Collateral-dependent loans are loans where repayment is expected to be provided substantially through the operation or sale of the collateral when the borrower is experiencing financial difficulty. If the Company determines that foreclosure is probable, these loans are written down to the lower of cost or collateral value less estimated costs to sell. When repayment is expected to be from the operation of the collateral, the ACL is calculated as the amount by which the amortized cost basis of the financial asset exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the ACL as the amount by which the amortized cost basis of the financial asset exceeds the estimated fair value of the collateral. The following table provides a summary of collateral-dependent loans by collateral type as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Collateral type
Single Family Residence	$1,587,117	$1,958,890
Commercial real estate	323,499	-
Land	-	560,322
	$1,910,616	$2,519,212

The carrying amounts of purchased credit deteriorated loans as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Real estate secured:
Commercial	$2,809,199	$3,017,002
Construction and land development	2,247,157	2,306,911
Residential	1,320,100	1,662,178
Other	-	-
Total real estate secured	6,376,456	6,986,091
Commercial	1,341,755	1,730,050
Consumer and other	1,226	3,917
Total loans	$7,719,437	$8,720,058

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

On September 30, 2026 and December 31, 2025, loans modified to borrowers experiencing financial difficulty during the year were immaterial. The Company had no unfunded commitments to borrowers experiencing financial difficulty for which the Company has modified their loans on September 30, 2026 or December 31, 2025.

Unfunded commitments:

The Company maintains an allowance for off-balance sheet credit exposures such as unfunded balances for existing lines of credit, commitments to extend future credit, and both standby and commercial letters of credit when there is a contractual obligation to extend credit and when this extension of credit is not unconditionally cancellable (i.e., commitment cannot be cancelled at any time). The allowance for off-balance sheet credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over their estimated lives, which are the same loss rates that are used in computing the ACL on loans. The ACL for unfunded loan commitments of $113,102 and $117,535 on September 30, 2026 and December 31, 2025, respectively, is separately classified on the consolidated balance sheet within other liabilities.

Note 4. Premises and Equipment

	September 30, 2026	December 31, 2025
Land and land improvements	$17,208,068	$17,199,368
Buildings and improvements	48,684,367	48,312,176
Furniture, fixtures and equipment	13,602,319	13,285,338
Construction in progress	2,358,639	416,217
	81,853,393	79,213,099
Less: Accumulated depreciation	(30,946,409)	(29,447,897)
Total	$50,906,984	$49,765,202

Depreciation expense, included with depreciation and amortization on the consolidated statements of income, for the nine months ended September 30, 2026, and 2025 amounted to $1,728,351 and $1,519,018, respectively.

Construction in progress includes capital expenditures for branch renovations and construction of a new branch. Branch renovations are substantially complete and estimated costs to complete are insignificant. Estimated additional costs to complete the new branch are approximately $1,240,000 on September 30, 2026.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 5. Other Intangible Assets

Goodwill:

FASB ASC No. 2021-03, “Goodwill and Other (Topic 350),” regarding testing goodwill for impairment, provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company performs its annual goodwill impairment test as of December 31 of each year. As of the latest impairment analysis on December 31, 2025, management determined there was no goodwill impairment. The carrying amount of goodwill as of both September 30, 2026 and December 31, 2025 was approximately $8,511,000.

Core Deposit Intangibles (CDI):

The carrying basis and accumulated amortization of CDIs on September 30, 2026 and December 31, 2025 were:

	September 30,	December 31,
	2026	2025
Gross balance	$13,061,936	$13,061,936
Accumulated amortization	(9,944,087)	(8,805,554)
Carrying amount	$3,117,849	$4,256,382

The change in CDIs during the nine months ended September 30, 2026 and the fiscal year ended December 31, 2025 is as follows:

	September 30,	December 31,
	2026	2025
Beginning of period	$4,256,382	$5,824,968
Amortization	(1,138,533)	(1,568,586)
End of period	$3,117,849	$4,256,382

As of September 30, 2026, the estimated amortization expense of CDIs for future periods is as follows:

Remainder of 2026	$383,681
2027	1,183,335
2028	1,114,976
2029	435,857
Total	$3,117,849

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 6. Short-Term Borrowings

Short-term borrowings included the following on September 30, 2026 and December 31, 2025:

	September 30,	December 31,
	2026	2025

Securities sold under repurchase agreements	$4,422,098	$3,251,290
FHLB Cash Management Advance	100,000,000	75,000,000
Fed Funds Purchased	38,000,000	10,000,000
Total short-term borrowings	$142,422,098	$88,251,290

Securities sold under agreements to repurchase generally mature within one day to four days from the transaction date. The weighted average interest rate on September 30, 2026 and December 31, 2025 was 2.78% and 2.57%, respectively. The maximum month-end balance during the nine months ended September 30, 2026 and the fiscal year ended December 31, 2025 was $5,067,842 and $6,632,284, respectively. The average outstanding balance during the nine months ended September 30, 2026 and the fiscal year ended December 31, 2025 amounted to $3,804,490 and $4,846,327, respectively, with an average rate paid of 2.84% and 2.64%, respectively. Securities sold under agreements to repurchase are collateralized by securities with fair market values exceeding the total balance of the agreement.

As of September 30, 2026 and December 31, 2025, the Company had short-term FHLB cash management advances totaling $100,000,000 and $75,000,000, respectively with interest rates of 4.14% and 3.89%, respectively, and ninety-day maturities. The September 30, 2026 balance matures on December 29, 2026.

As of September 30, 2026 and December 31, 2025, the Company had federal funds purchased totaling $38,000,000 and $10,000,000, respectively. These borrowings had a weighted average interest rate of 4.15% and 4.05% and a maturity of 14 days.

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 7. Long-Term Debt

FHLB advances and notes payable consisted of the following components as of the dates indicated:

	September 30,	December 31,
	2026	2025
FHLB advances, principal and interest payments at fixed interest rates from 0.69% to 5.03%	$57,048,245	$60,552,956

Trust Preferred Securities, interest payment due quarterly at SOFR plus 2.4%.	-	5,576,896

PBD Promissory Note, payments due quarterly at 3.75%, maturing September 2026.	11,855,310	12,457,509

Total	$68,903,555	$78,587,361

The FHLB advances were secured by mortgage loans totaling $688,739,000 on September 30, 2026. The advances, requiring monthly principal and interest payments at fixed interest rates from 0.69% to 5.03%, are subject to restrictions or penalties in the event of prepayment. These advances mature at various dates between 2026 and 2041.

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

The aggregate annual maturities of the Company’s long-term debt on September 30, 2026, were:

Debt
Remainder of 2026	$13,199,210
2027	4,818,432
2028	4,867,083
2029	4,938,988
2030	5,042,074
Thereafter	36,037,768
$68,903,555

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

Quantitative measures established by regulation to ensure capital adequacy require banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). Management believes that as of September 30, 2026 and December 31, 2025, the Bank met all capital adequacy requirements to which it is subject. In addition to these requirements, the Bank is subject to an institution specific capital conservation buffer, which must exceed 2.50%, to avoid limitations on distributions and discretionary bonus payments.

As of September 30, 2026, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed the Bank’s capitalization category.

The Bank’s actual capital amounts and ratios as of September 30, 2026 and December 31, 2025 are presented in the tables below (dollars in thousands).

					Minimum
					to be well
			Minimum		capitalized under
			for capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026:
Total capital (to risk-weighted assets)	$290,907	14.2%	$163,411	8.0%	$204,264	10.0%

Tier 1 capital (to risk-weighted assets)	$271,765	13.3%	$122,558	6.0%	$163,411	8.0%

Common equity Tier 1 capital (to risk-weighted assets)	$271,765	13.3%	$91,919	4.5%	$132,771	6.5%

Tier 1 capital (to average assets)	$271,765	11.8%	$92,098	4.0%	$115,123	5.0%

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 8. Regulatory Matters, Continued

					Minimum
					to be well
			Minimum		capitalized under
			for capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Total capital (to risk-weighted assets)	$255,727	13.5%	$151,732	8.0%	$189,665	10.0%

Tier 1 capital (to risk-weighted assets)	$237,827	12.5%	$113,799	6.0%	$151,732	8.0%

Common equity Tier 1 capital (to risk-weighted assets)	$237,827	12.5%	$85,349	4.5%	$123,282	6.5%

Tier 1 capital (to average assets)	$237,827	10.8%	$88,218	4.0%	$110,272	5.0%

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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 9. Stock-Based Compensation, Continued

Restricted Stock Units, continued:

The following table summarizes RSU activity for the nine months ended September 30, 2026:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at beginning of period	45,783	$24.02
Granted	27,736	26.72
Vested and shares issued	(17,450)	24.06
Forfeited or cancelled	(950)	24.56
Outstanding at end of period	55,119	$25.36

As of September 30, 2026, unrecognized compensation cost related to unvested RSUs was $1,223,733, which is expected to be recognized over a weighted-average remaining vesting period of 2.0 years.

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

Stock-based compensation expense related to RSUs was $469,503 and $0 for the nine months ended September 30, 2026, and 2025, respectively. Recognized tax benefit was not material for the nine months ended September 30, 2026.

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

Available-for-sale securities:

Where quoted market prices are available in an active market, securities are classified within Level l of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include all the Company’s available-for-sale securities, consisting of U.S. Treasury, government agencies, municipals and mortgage-backed securities. Inputs used to estimate the fair value of Level 2 securities when pricing models are used include the security’s call date, maturity date, and interest rate and current market interest rates. In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Interest rate swap agreements:

The fair value of interest rate swap agreements is estimated using inputs, including the remaining term of the agreement and current market interest rates, that are observable or that can be corroborated by observable marked data and, therefore, are classified within Level 2 of the valuation hierarchy.

The following tables present the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fell on September 30, 2026 and December 31, 2025:

	September 30, 2026
		Quoted prices	Significant
		in active	other	Significant
		markets for	observable	unobservable
	Fair	identical assets	inputs	inputs
	value	(Level 1)	(Level 2)	(Level 3)

Assets
U.S. Government and federal agency	$14,996,400	$-	$14,996,400	$-
U.S. Government sponsored enterprises (GSEs)	-	-	-	-
Mortgage-backed: GSE residential	10,190,820	-	10,190,820	-
State and political subdivision securities	11,884,585	-	11,884,585	-
Interest rate swaps	23,161,403	-	23,161,403	-
Liabilities
Interest rate swaps	23,161,403	-	23,161,403	-

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

The following tables present the fair value measurement of assets and liabilities measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell on September 30, 2026 and December 31, 2025:

September 30, 2026
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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 10. Disclosures About Fair Value of Assets and Liabilities, Continued

Foreclosed assets held for sale, continued:

The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which we have utilized Level 3 inputs to determine fair value as of September 30, 2026 and December 31, 2025:

September 30, 2026
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

Commercial Bancgroup, Inc.

Condensed Notes to Consolidated Financial Statements (Unaudited)

Note 10. Disclosures About Fair Value of Assets and Liabilities, Continued

Fair values of financial instruments:

The carrying amounts and estimated fair values of financial instruments not carried at fair value, on September 30, 2026 and December 31, 2025, are as follows:

	September 30, 2026
	Carrying	Fair value measurements
	amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$182,579,394	$182,579,394	$-	$-	$182,579,394
Held-to-maturity securities
U.S. Government and federal agency	50,363,652	-	49,904,035	-	49,904,035
U.S. Government-sponsored enterprises (GSEs)	5,779,319	-	5,502,015	-	5,502,015
Mortgage-backed: GSE residential	36,833,830	-	33,380,095	-	33,380,095
State and political subdivisions	3,898,476	-	3,574,608	-	3,574,608
	96,875,277	-	92,360,753	-	92,360,753

Loans Receivable	1,964,296,944	-	-	1,939,598,000	1,939,598,000
Interest rate swaps	23,161,403	-	23,161,403	-	23,161,403

Financial Liabilities
Time Deposits	504,819,676	-	500,450,000	-	500,450,000
Long-Term borrowings	68,903,555	-	56,246,000	-	56,246,000
Short-Term borrowings	142,422,098	142,422,098	-	-	142,422,098
Interest rate swaps	23,161,403	-	23,161,403	-	23,161,403

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

Note 11. Significant Estimates and Concentrations

The Company originates primarily real estate, commercial, and consumer loans to customers primarily in markets where our branches are located. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in the local area.

On both September 30, 2026 and December 31, 2025, 90% of the Company’s loan portfolio was concentrated in loans secured by real estate, of which a substantial portion is secured by real estate in the Company’s primary market areas. Accordingly, the ultimate collectability of the loan portfolio and recovery of the carrying amount of foreclosed assets is susceptible to changes in real estate conditions in the Company’s primary market areas. The other concentrations of credit by type of loan are set forth in Note 3.

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

The Company had total outstanding standby letters of credit amounting to approximately $29,299,000 and $24,502,000 on September 30, 2026 and December 31, 2025, respectively, with terms ranging from 30 days to five years. On both September 30, 2026 and December 31, 2025, the Company’s deferred revenue under standby letters of credit agreements was $0.

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

On September 30, 2026, the Company had granted unused lines of credit to borrowers aggregating approximately $280,736,000 for commercial lines and open-end consumer lines. On December 31, 2025, unused lines of credit to borrowers aggregated approximately $274,407,000 for commercial lines and open-end consumer lines.

Contingencies:

From time to time, the Company is party to litigation and other legal matters incidental to the conduct of its business. Such matters are subject to many uncertainties and outcomes are not predictable with assurance. The Company accrues liabilities for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. As of September 30, 2026, the Company was not involved in any such matters, individually or in the aggregate, which management believes would have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

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

The Company presents derivative positions gross on its consolidated balance sheets. The derivatives recorded on the consolidated balance sheets as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026		December 31, 2025
	Notional	Fair	Notional	Fair
	amount	value	amount	value
Included in other assets:
Interest rate swaps related to customer loans	$262,963,794	$23,161,403	$268,822,286	$14,130,763

Included in other liabilities:
Interest rate swaps related to customer loans	$262,963,794	$23,161,403	$268,822,286	$14,130,763

Note 14. Earnings Per Share

The factors used in the earnings per share computation for the three and nine months ended September 30, 2026 and 2025, are presented below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Basic
Net income	$10,868,147	$9,466,149	$30,618,251	$27,057,347
Weighted average common shares outstanding	13,701,368	12,239,644	13,699,901	12,205,817
Basic earnings per share	$0.79	$0.77	$2.23	$2.22

Diluted
Net income	$10,868,147	$9,466,149	$30,618,251	$27,057,347
Weighted average common shares outstanding for basic EPS	13,701,368	12,239,644	13,699,901	12,205,817
Add: Dilutive effects of assumed vesting of equity awards	18,781	924	13,776	311
Average diluted common shares	13,720,149	12,240,568	13,713,677	12,206,128
Diluted earnings per common share	$0.79	$0.77	$2.23	$2.22

Diluted common shares represent restricted stock units that have been awarded but have not vested with the underlying shares having been issued to the recipient. (See Note 9 regarding discussion of stock compensation.)

Note 15. Subsequent Events

In October 2026, the Company declared a dividend of $0.12 per share payable on December 30, 2026, to holders of record on December 15, 2026.

In October 2026, the Company agreed to repurchase and retire 125,733 shares of its common stock for aggregate consideration of $3,771,990, or $30.00 per share. The repurchase is expected to close in the fourth quarter of 2026 and will be funded with cash on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Presentation of Amounts

Unless otherwise indicated, dollar amounts in the tables in this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are presented in thousands, while dollar amounts in the narrative discussion are presented in millions and rounded to one decimal place, except where otherwise indicated. Percentage changes and other percentages are calculated using the underlying amounts in thousands, except for per share amounts, which are calculated using unrounded amounts. Accordingly, percentages recalculated using the rounded amounts in millions may differ from the percentages presented.

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

Emerging Growth Company

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company, the Parent Company can elect to opt out of the extended transition period for adopting any new or revised accounting standards. The Parent Company has elected to take advantage of the extended transition period, which means that when a standard is issued or revised and it has different application dates for public and private companies, the Parent Company may adopt the standard on the application date for private companies. The Parent Company has elected to take advantage of the scaled disclosures and other relief under the JOBS Act, and the Parent Company may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it under the JOBS Act, so long as it qualifies as an emerging growth company.

Three and Nine Months ended September 30, 2026 Highlights

Results of Operations

●	We had net income of $10.9 million for the three months ended September 30, 2026, compared to $9.5 million for the three months ended September 30, 2025, an increase of $1.4 million, or 14.8%. Net income for the nine months ended September 30, 2026, was $30.6 million, compared to $27.1 million for the nine months ended September 30, 2025, an increase of $3.5 million, or 13.2%.

●	We had net income before income taxes of $13.8 million for the three months ended September 30, 2026, compared to $12.3 million for the three months ended September 30, 2025, an increase of $1.5 million, or 12.5%. Net income before income taxes for the nine months ended September 30, 2026, was $38.6 million, compared to $35.1 million for the nine months ended September 30, 2025, an increase of $3.5 million, or 10.1%. In each case, the increase was primarily the result of an increase in net interest income after provision for credit losses.

●	Net interest income was $22.5 million for the three months ended September 30, 2026, compared to $20.2 million for the three months ended September 30, 2025, an increase of $2.3 million, or 11.2%. Net interest income was $64.5 million for the nine months ended September 30, 2026, compared to $59.6 million for the nine months ended September 30, 2025, an increase of $4.9 million, or 8.2%. In each case, the increase was primarily the result of a decrease in interest expense due to a reduction of long-term debt and brokered deposits .

●	Noninterest income was $2.7 million for the three months ended September 30, 2026, compared to $2.6 million for the three months ended September 30, 2025, an increase of $0.1 million, or 2.8%. Noninterest income was $7.9 million for the nine months ended September 30, 2026, compared to $7.3 million for the nine months ended September 30, 2025, an increase of $0.6 million, or 8.9%. In each case, the increase was primarily the result of an increase in customer service fees and automated teller machine (“ATM”) transaction fees.

●	Noninterest expense was $11.0 million for the three months ended September 30, 2026, compared to $10.6 million for the three months ended September 30, 2025 an increase of $0.4 million, or 4.3%. The increase was primarily the result of an increase in salaries and employee benefits due to normal pay increases and an increase in occupancy expense due to increases in building maintenance costs. Noninterest expense was $33.0 million for the nine months ended September 30, 2026, compared to $31.9 million for the nine months ended September 30, 2025, an increase of $1.1 million, or 3.5%. The increase was primarily the result of a loss on retirement of debt.

Financial Condition

●	Total assets were $2.4 billion as of September 30, 2026, an increase of $150.9 million, or 6.6%, from December 31, 2025.

●	Net loans were $2.0 billion as of September 30, 2026, an increase of $108.9 million, or 5.9%, from December 31, 2025. This increase was substantially the result of organic loan growth in the Nashville-Davidson — Murfreesboro — Franklin, Tennessee metropolitan statistical area (the “Nashville MSA”), the Knoxville, Tennessee metropolitan statistical area (the “Knoxville MSA”), and the Charlotte-Concord-Gastonia, North Carolina-South Carolina metropolitan statistical area (the “Charlotte MSA”).

●	Total deposits were $1.9 billion as of September 30, 2026, an increase of $71.7 million, or 3.9%, from December 31, 2025. This increase was primarily driven by a $61.6 million increase in demand deposits to $975.6 million at September 30, 2026, from $914.0 million at December 31, 2025. Noninterest bearing demand deposits increased $10.4 million or 2.6% to $408.2 million as of September 30, 2026, from $397.8 million as of December 31, 2025. Brokered deposits decreased $0.7 million or 1.5%, to $47.3 million as of September 30, 2026 from $48.0 million as of December 31, 2025.

●	Non-brokered deposits were $1.8 billion as of September 30, 2026, an increase of $72.4 million, or 4.1%, from December 31, 2025. This increase was primarily driven by normal customer activity and continued focus on increasing core deposits.

●	Asset quality remained stable with nonperforming assets to total assets of 0.31% as of September 30, 2026, compared to 0.28% as of December 31, 2025. The ACL to total loans was 0.96% as of September 30, 2026, compared to 0.97% as of December 31, 2025.

●	Book value per share increased $1.88, or 9.0%, to $22.71 at September 30, 2026, from $20.83 at December 31, 2025.

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

Noninterest Income

Noninterest income primarily consists of: (i) service charges on deposit accounts; (ii) net realized gains on the sale of premises and equipment; (iii) net realized gains on the sale of foreclosed assets; (iv)  ATM and debit card fees; (v) benefits from changes in the cash surrender value of bank-owned life insurance (“BOLI”); and (vi) other miscellaneous fees and income.

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

Liquidity

Deposits primarily consist of commercial and personal accounts maintained by businesses and individuals in our primary market areas. We also utilize brokered deposits (Multi-Bank Securities, Inc. and LPL Financial) and non-brokered deposits (National CD Rateline), certificates of deposits and reciprocal deposits through a third-party network that effectively allows depositors to receive insurance on amounts greater than the FDIC insurance limit, which is currently $250,000 per depositor, per FDIC-insured bank for each account ownership category. We manage liquidity based on factors that include liquid assets to loans, cash flow projections, short-term funding needs and sources, and the availability of unused funding sources. As of September 30, 2026, approximately $237.6 million was available for borrowing on committed lines with the FHLB and $64.5 million was available for purchases of federal funds from correspondents on an overnight uncommitted basis.

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

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

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

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earnings assets:
Gross loans, net of unearned income(1)	$1,948,090	$29,605	6.1%	$1,767,379	$28,074	6.4%
Investment securities	132,441	1,065	3.2%	169,679	1,187	2.8%
Other interest-earning assets	93,800	763	3.3%	76,746	760	4.0%
Total interest-earning assets	$2,174,331	$31,433	5.8%	$2,013,804	$30,021	6.0%
Allowance for credit losses	(18,892)			(17,971)
Noninterest-earning assets	202,006			175,035
Total Assets	$2,357,445			$2,170,869

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$567,717	$2,853	2.0%	$509,726	$2,806	2.2%
NOW, savings and money market deposits	409,530	1,367	1.3%	380,421	1,396	1.5%
Time deposits	517,679	4,135	3.2%	486,555	4,452	3.7%
FHLB advances	58,424	431	3.0%	61,827	455	2.9%
Other borrowings	17,395	160	3.7%	45,934	690	6.0%
Total interest-bearing liabilities	$1,570,745	$8,946	2.3%	$1,484,463	$9,799	2.6%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$446,743	—		$413,376
Other liabilities	33,029	—		33,557
Total noninterest-bearing liabilities	$479,772	—		$446,933
Shareholders’ equity	$306,929	—		$239,473
Total liabilities and shareholders’ equity	$2,357,446	—		$2,170,869
Net Interest Income		$22,487			$20,222
Net Interest Spread(2)			3.50%			3.32%
Net Interest Margin(3)			4.14%			4.02%

(1)	Includes nonaccrual loans.

(2)	Net interest spread is the difference between interest rates earned on interest-earning assets and interest rates paid on interest-bearing liabilities.

(3)	Net interest margin is a ratio of net interest income to average interest-earning assets for the same period.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earnings assets:
Gross loans, net of unearned income(1)	$1,911,104	$85,676	6.0%	$1,786,357	$84,435	6.3%
Investment securities	137,130	3,256	3.2%	180,975	3,766	2.8%
Other interest-earning assets	85,589	2,118	3.3%	111,265	3,444	4.1%
Total interest-earning assets	$2,133,823	$91,050	5.7%	$2,078,597	$91,645	5.9%
Allowance for credit losses	(18,557)			(18,151)
Noninterest-earning assets	203,171			175,750
Total Assets	$2,318,437			$2,236,196

Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$561,410	$8,163	1.9%	$538,268	$9,083	2.2%
NOW, savings and money market deposits	413,177	4,207	1.4%	385,694	4,318	1.5%
Time deposits	497,287	12,332	3.3%	533,863	15,264	3.8%
FHLB advances	59,739	1,350	3.0%	62,965	1,334	2.8%
Other borrowings	18,600	518	3.7%	45,160	2,026	6.0%
Total interest-bearing liabilities	$1,550,213	$26,570	2.3%	$1,565,950	$32,025	2.7%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	$440,762			$405,749
Other liabilities	29,782			35,398
Total noninterest-bearing liabilities	$470,544			$441,147
Shareholders’ equity	$297,681			$229,099
Total liabilities and shareholders’ equity	$2,318,438			$2,236,196
Net Interest Income		$64,480			$59,620
Net Interest Spread(2)			3.39%			3.14%
Net Interest Margin(3)			4.03%			3.82%

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

	Three Months Ended September 30, 2026 over 2025
	Changes due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-Earning Assets:
Loans	$2,871	$(1,340)	$1,531
Investment securities	(261)	138	(122)
Other interest earning assets	169	(166)	3
Total increase (decrease) in interest income	2,779	(1,367)	1,412

Interest-Bearing Liabilities:
NOW, savings, money market, and interest-bearing demand deposits	306	(288)	18
Time deposits	72	(389)	(317)
FHLB advances	(11)	(13)	(24)
Other borrowings	(419)	(111)	(530)
Total increase (decrease) in interest expense	(53)	(800)	(853)
Increase (decrease) in net interest income	$2,832	$(568)	$2,265

	Nine Months Ended September 30, 2026 over 2025
	Changes due to:		Total
	Volume	Rate	Variance
	(Dollars in thousands)
Interest-Earning Assets:

Loans	$5,897	$(4,656)	$1,241
Investment securities	(912)	402	(510)
Other interest earning assets	(795)	(531)	(1,326)
Total increase (decrease) in interest income	4,189	(4,784)	(595)

Interest-Bearing Liabilities:
NOW, savings, money market, and interest-bearing demand deposits	698	(1,729)	(1,031)
Time deposits	(1,046)	(1,886)	(2,932)
FHLB advances	(68)	84	16
Other borrowings	(1,192)	(316)	(1,508)
Total increase (decrease) in interest expense	(1,607)	(3,848)	(5,455)
Increase (decrease) in net interest income	$5,797	$(937)	$4,860

Net interest income for the three months ended September 30, 2026 was $22.5 million compared to $20.2 million for the three months ended September 30, 2025, an increase of $2.3 million, or 11.2%. Total interest and dividend income increased $1.4 million, or 4.7%, while total interest expense decreased $0.9 million, or 8.7%. For the three months ended September 30, 2026, net interest margin and net interest spread were 4.14% and 3.50%, respectively, compared to 4.02% and 3.32%, respectively, for the same period in 2025.

Net interest income for the nine months ended September 30, 2026 was $64.5 million compared to $59.6 million for the nine months ended September 30, 2025, an increase of $4.9 million, or 8.2%. Total interest and dividend income decreased $0.6 million, or 0.7%, while total interest expense decreased $5.5 million, or 17.0%. For the nine months ended September 30, 2026, net interest margin and net interest spread were 4.03% and 3.39%, respectively, compared to 3.82% and 3.14%, respectively, for the same period in 2025.

The decrease in interest and dividend income for the nine months ended September 30, 2026 was primarily attributable to a $124.7 million, or 7.0%, increase in average gross loans outstanding as of September 30, 2026, compared to September 30, 2025, offset by a 0. 3% decrease in the yield on gross total loans. The increase in interest income for the nine months ended September 30, 2026 was primarily attributable to a $180.7 million, or 10.2%, increase in average gross loans outstanding as of September 30, 2026, compared to September 30, 2025, offset by a 0.3% decrease in the yield on gross total loans. For both periods, the increase in average gross loans outstanding was primarily due to organic loan growth in the Nashville MSA, the Knoxville MSA and the Charlotte MSA.

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

Provision for credit losses was $0.3 million for the three months ended September 30, 2026 and $0.9 million for the nine months ended September 30, 2026, compared with no provision for the corresponding three-and-nine-month periods in 2025. There were no significant net charge-offs in the nine months ended September 30, 2026.

The ACL as a percentage of total loans was 0.96% at September 30, 2026, compared to 0.97% at December 31, 2025.

Noninterest Income

While interest income remains the largest single component of our total revenues, noninterest income is an important contributing component. Our most significant sources of noninterest income include customer service fees, which include overdraft program fees, and bank card services and interchange fees.

Noninterest income for the three months ended September 30, 2026, was $2.7 million compared to $2.6 million for the three months ended September 30, 2025, an increase of $0.1 million, or 2.8%. Noninterest income for the nine months ended September 30, 2026, was $7.9 million compared to $7.3 million for the nine months ended September 30, 2025, an increase of $0.6 million, or 8.9%. The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)

Noninterest income:
Customer service fees	$778	$735	$43
Net gains (losses) on sales of premises and equipment	-	20	(20)
Net gains (losses) on sales of foreclosed assets	-	110	(110)
ATM and debit card fees	985	846	139
Increase in BOLI	336	306	30
Other income and fees(1)	601	609	(8)
Total noninterest income	$2,700	$2,626	$74

(1)	Other income and fees includes income and fees associated with miscellaneous services.

	Nine Months Ended September 30,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)

Noninterest income:
Customer service fees	$2,334	$2,065	$269
Net gains (losses) on sales of premises and equipment	30	25	5
Net gains (losses) on sales of foreclosed assets	107	113	(6)
ATM and debit card fees	2,816	2,536	280
Increase in BOLI	1,088	950	138
Other income and fees(1)	1,566	1,604	(38)
Total noninterest income	$7,941	$7,293	$648

(1)	Other income and fees includes income and fees associated with miscellaneous services.

Customer service fees were $778 thousand for the three months ended September 30, 2026, compared with $735 thousand for the three months ended September 30, 2025, an increase of $43 thousand, or 5.8%. For the nine months ended September 30, 2026, customer service fees were $2.3 million, compared with $2.1 million for the nine months ended September 30, 2025, an increase of $0.2 million, or 13.0%.

ATM fees were $985 thousand for the three months ended September 30, 2026, compared with $846 thousand for the three months ended September 30, 2025, an increase of $139 thousand, or 16.5%. For the nine months ended September 30, 2026, ATM fees were $2.8 million, compared with $2.5 million for the nine months ended September 30, 2025, an increase of $0.3 million, or 11.1%.

Income from BOLI was $336 thousand for the three months ended September 30, 2026, compared with $306 thousand for the three months ended September 30, 2025, an increase of $30 thousand, or 9.7%. For the nine months ended September 30, 2026, income from BOLI was $1.1 million, compared with $1.0 million for the nine months ended September 30, 2025, an increase of $0.1 million, or 14.5%.

Other noninterest income was $601 thousand for the three months ended September 30, 2026, compared with $609 thousand for the three months ended September 30, 2025, a decrease of $8 thousand, or 1.3%. Other noninterest income for the nine months ended September 30, 2026 and 2025 totaled $1.6 million in each period.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2026 was $11.0 million compared to $10.6 million for the three months ended September 30, 2025, an increase of $0.4 million, or 4.3%, which was primarily a result of increases in salaries and occupancy expenses.  Noninterest expense for the nine months ended September 30, 2026 was $33.0 million compared to $31.9 million for the nine months ended September 30, 2025, an increase of $1.1 million, or 3.5%, which was primarily a result of a loss on the retirement of debt. The following table sets forth the major components of our noninterest expense for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$5,988	$5,729	$259
Occupancy expenses	871	738	133
Data processing	1,136	1,103	33
Deposit insurance premiums	259	267	(8)
Professional fees	217	136	81
Depreciation and amortization	964	955	9
Other expenses(1)	1,566	1,624	(58)
Total noninterest expense	$11,001	$10,552	$449

(1)	Other expenses include items such as telephone expenses, marketing and advertising expenses, debit card expenses, courier fees, directors’ fees, and insurance.

	Nine Months Ended September 30,
	2026	2025	Increase (Decrease)
	(Dollars in thousands)
Noninterest expense:
Salaries and employee benefits	$17,387	$17,012	$375
Occupancy expenses	2,542	2,529	13
Data processing	3,336	3,461	(125)
Deposit insurance premiums	703	738	(35)
Professional fees	823	617	206
Depreciation and amortization	2,867	2,706	161
Other expenses(1)	5,302	4,795	507
Total noninterest expense	$32,960	$31,858	$1,102

(1)	Other expenses include items such as telephone expenses, marketing and advertising expenses, debit card expenses, courier fees, directors’ fees, loss on retirement of debt, and insurance.

Salaries and employee benefits were $6.0 million for the three months ended September 30, 2026, compared with $5.7 million for the three months ended September 30, 2025, an increase of $0.3 million, or 4.5%. For the nine months ended September 30, 2026, salaries and employee benefits were $17.4 million, compared with $17.0 million for the nine months ended September 30, 2025, an increase of $0.4 million, or 2.2%.

Occupancy expense was $871 thousand for the three months ended September 30, 2026, compared with $738 thousand for the three months ended September 30, 2025, an increase of $133 thousand, or 18.0%. This increase was primarily due to increases in building maintenance. For the nine months ended September 30, 2026 and 2025, occupancy expense was $2.5 million in each period, with the 2026 period reflecting a modest increase of $13 thousand, or 0.5%, over the same period in 2025.

Data processing expense totaled $1.1 million for each of the three months ended September 30, 2026 and 2025, an increase of $32 thousand, or 2.9%. For the nine months ended September 30, 2026, data processing expense was $3.3 million, compared with $3.5 million for the nine months ended September 30, 2025, a decrease of $0.2 million, or 3.6%.

Deposit insurance premiums were $259 thousand for the three months ended September 30, 2026, compared with $267 thousand for the three months ended September 30, 2025, a decrease of $8 thousand, or 3.0%. For the nine months ended September 30, 2026, deposit insurance premiums were $703 thousand, compared with $738 thousand for the nine months ended September 30, 2025, a decrease of $35 thousand, or 4.7%.

Professional fees were $217 thousand for the three months ended September 30, 2026, compared with $136 thousand for the three months ended September 30, 2025, an increase of $81 thousand, or 59.8%. For the nine months ended September 30, 2026, professional fees were $823 thousand, compared with $617 thousand for the nine months ended September 30, 2025, an increase of $206 thousand, or 33.4%. Both of these increases were primarily a result of higher professional fees associated with our additional reporting obligations as a public company.

Depreciation and amortization expense was $964 thousand for the three months ended September 30, 2026, compared with $955 thousand for the three months ended September 30, 2025, an increase of $10 thousand, or 1.0%. For the nine months ended September 30, 2026, depreciation and amortization expense was $2.9 million, compared with $2.7 million for the nine months ended September 30, 2025, an increase of $0.2 million, or 6.0%. These increases were primarily attributable to normal capital improvements for our current branches.

The Company recognized no loss on retirement of debt for the three months ended September 30, 2026. For the nine months ended September 30, 2026, the Company recognized a loss on retirement of debt of $603 thousand, compared with no such loss in the corresponding 2025 period.

Other noninterest expense was relatively unchanged at $1.6 million for the three months ended September 30, 2026 and 2025, reflecting a slight decrease of $58 thousand, or 3.5%, in the 2026 period compared with the same period in 2025. For the nine months ended September 30, 2026, other noninterest expense (excluding loss on retirement of debt) was $4.7 million, compared with $4.8 million for the nine months ended September 30, 2025, a decrease of $0.1 million, or 2.0%.

Financial Condition

Total assets were $2.4 billion as of September 30, 2026, an increase of $150.9 million, or 6.6%, from December 31, 2025. This increase was primarily the result of an increase of $109.8 million in gross loans less deferred fees and discounts.

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

The following table presents our balances and associated percentages of the composition of loans by loan portfolio segment, excluding loans held for sale, on the dates indicated:

	Loan Portfolio Segments
	As of September 30, 2026		As of December 31, 2025
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Real Estate Loans:
Commercial	$1,182,947	59%	$1,113,440	59%
Construction and land development	197,644	10%	176,688	9%
Residential	386,584	20%	377,943	20%
Other	18,108	1%	14,824	1%
Commercial	184,715	9%	174,248	9%
Consumer and other	19,326	1%	22,867	1%
Total loans	$1,989,324	100%	$1,880,010	100%
Deferred loan fees and discounts	5,998		6,477
Allowance for credit losses	19,029		18,096
Loans, net	$1,964,297		$1,855,437

Net loans were $2.0 billion as of September 30, 2026, an increase of $108.9 million, or 5.9%, from December 31, 2025. The increase in net loans outstanding was primarily due to organic loan growth in the Nashville MSA, the Knoxville MSA and the Charlotte MSA.

The following tables show the contractual maturities of the Company’s loans, excluding loan discounts, as of September 30, 2026 and December 31, 2025, respectively:

	As of September 30, 2026
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)

Real Estate:
Construction and land development	$7,549	$50,267	$31,975	$68,032	$5,589	$34,232	$197,644
Residential	18,515	8,620	16,104	37,957	49,741	255,647	386,584
Commercial real estate	184,979	39,305	346,042	332,036	30,186	250,399	1,182,947
Other	199	120	6,671	10,193	172	753	18,108
Commercial	33,981	46,567	18,405	59,738	1,024	25,001	184,715
Consumer and other	10,180	745	6,568	237	1,347	249	19,326
Total Loans	$255,402	$145,624	$425,765	$508,194	$88,059	$566,281	$1,989,325

	As of December 31, 2025
	Due in One Year or Less		Due after One Year Through Five Years		Due after Five Years
	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Fixed Rate	Adjustable Rate	Total
	(Dollars in thousands)
Real Estate:
Construction and land development	$16,036	$35,403	$29,331	$67,293	$10,202	$18,424	$176,689
Residential	9,080	8,382	22,664	36,553	51,800	249,462	377,941
Commercial real estate	156,594	22,646	345,028	303,721	23,782	261,669	1,113,440
Other	90	369	3,213	9,902	244	1,007	14,824
Commercial	23,696	29,453	29,031	60,418	1,154	30,496	174,248
Consumer and other	10,784	3,260	6,600	317	1,534	372	22,867
Total Loans	$216,280	$99,513	$435,867	$478,204	$88,716	$561,430	$1,880,010

As of September 30, 2026, approximately 61% of total loans were adjustable-rate loans and approximately 39% were fixed-rate loans. Of the fixed-rate loans, approximately 26% of total loans were due after one year through five years. The majority of our commercial loans are structured with five-year balloon payments.

We are primarily involved in real estate, commercial, and consumer lending activities with customers throughout our markets in Kentucky, North Carolina, and Tennessee. About 89.7% and 89.5% of our total loans were secured by real property as of September 30, 2026 and December 31, 2025, respectively. We believe that these loans are not concentrated in any one single property type and that they are geographically dispersed throughout our markets. Our debtors’ ability to repay their loans is substantially dependent upon the economic conditions of the markets in which we operate, which consist primarily of the Nashville MSA, the Knoxville MSA, Chattanooga, and Kingsport in Tennessee and the Charlotte MSA in North Carolina.

CRE loans were 59.4% of total loans as of September 30, 2026, and represented 59.2% of total loans as of December 31, 2025. C&D loans were 10.0% of total loans as of September 30, 2026, and represented 9.4% of total loans as of December 31, 2025.

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

C&D loans increased $21.0 million, or 11.9%, to $197.6 million as of September 30, 2026, from $176.7 million as of December 31, 2025. The majority of this increase was due to loan growth as well as an increase in funded balances as the projects funded near completion. Residential C&D loans were $43.1 million compared to $154.5 million in commercial C&D loans as of September 30, 2026.

We offer one-to-four family mortgage loans on both owner-occupied primary residences and investor-owned residences, which made up approximately 20.0% and 20.1% of our loan portfolio as of September 30, 2026, and December 31, 2025, respectively. Our residential loans also include home equity lines of credit, which totaled $33.6 million, or approximately 1.69% of our portfolio, as of September 30, 2026, and $31.8 million, or approximately 1.69% of our portfolio, as of December 31, 2025. By offering a full line of residential loan products, the owners of the small to medium-sized businesses that we lend to are able to use us, instead of a competitor, for financing a personal residence.

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

Commercial loans increased $10.5 million, or 6.0%, to $184.7 million as of September 30, 2026, from $174.2 million as of December 31, 2025.

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

Consumer and other loans (non-real estate loans) decreased $3.5 million, or 15.5%, to $19.3 million as of September 30, 2026, from $22.9 million as of December 31, 2025.

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

As of September 30, 2026, and December 31, 2025, loan participations sold to third parties (which are not included in the accompanying consolidated balance sheets) totaled $37.5 million and $116.0 million, respectively. We sell participations to manage our credit exposures to borrowers. As of September 30, 2026, and December 31, 2025, loan participations purchased totaled $0. The variance in loan participations sold comes from sales of participations in the ordinary course of business.

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

Our ACL was $19.0 million at September 30, 2026 compared to $18.1 million at December 31, 2025, an increase of $0.9 million, or 5.2%. A provision of $348 thousand was recorded for the three months ended September 30, 2026 compared to $0 for the three months ended September 30, 2025. For the nine months ended September 30, 2026, a provision of $869 thousand, including a $5 thousand negative provision for unfunded commitments, was recorded compared to $0 for the nine months ended September 30, 2025.

The following table provides an analysis of the ACL at the dates indicated.

	As of September 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Average loans outstanding	$1,911,104	$1,791,550
Total loans outstanding at end of period	$1,983,326	$1,873,533
Allowance for credit losses at beginning of period	$18,096	$18,205
Charge-offs:
Commercial real estate	-	(301)
Construction and land development	-	-
Residential real estate	-	(121)
Commercial	(30)	(362)
Consumer and other	(55)	(251)
Total charge-offs	(85)	(1,035)

Recoveries:
Commercial real estate	114	151
Construction and land development	-	201
Residential real estate	1	64
Commercial	3	11
Consumer and other	26	83
Total recoveries	144	510
Net (charge-offs) recoveries	$59	$(525)
Provision for credit losses	$874	$416
Balance at end of period	$19,029	$18,096
Ratio of allowance to end of period loans	0.96%	.97%
Ratio of net (charge-offs) recoveries to average loans	0.00%	(0.01)%

Net recoveries for the nine months ended September 30, 2026 totaled $59 thousand. Net charge-offs for the year ended December 31, 2025, totaled $525 thousand.

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

Real estate that we acquire as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed assets held for sale (OREO) until sold and is initially recorded at fair value less costs to sell when acquired, establishing a new carrying value. OREO totaled approximately $0.9 million at September 30, 2026, and $0.3 million at December 31, 2025.

Nonperforming loans include nonaccrual loans and loans past due 90 days or more. Nonperforming assets consist of nonperforming loans plus OREO and collateral taken in foreclosure or similar proceedings.

Nonaccrual loans were $6.7 million at September 30, 2026, compared to $6.2 million at December 31, 2025. We had no loans 90 days past due and still accruing at September 30, 2026, or December 31, 2025.

Total nonperforming assets increased approximately $1.1 million from December 31, 2025 to September 30, 2026. The increase was primarily the result of an increase in foreclosed assets held for sale for 1-4 family foreclosures and a slight increase in nonaccruals, primarily residential real estate loans.

The following tables present the contractual aging of the recorded investment and loan discount in current and past due loans by class of loans as of September 30, 2026, and December 31, 2025:

	Contractual Aging of Recorded Investments
As of September 30, 2026	Current	30 – 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
Real estate mortgages:
Commercial real estate	$1,182,624	$-	$-	$323	$1,182,947
Construction and land development	197,212	401	-	31	197,644
Residential real estate	375,843	4,707	-	6,034	386,584
Other	18,108	-	-	-	18,108
Commercial	183,956	539	-	220	184,715
Consumer and other	19,181	68	-	77	19,326
Total loans	$1,976,924	$5,715	$-	$6,686	$1,989,325

	Contractual Aging of Recorded Investments
As of December 31, 2025	Current	30 – 89 Days Past Due	90+ Days Past Due	Nonaccrual	Total
	(Dollars in thousands)
Real estate mortgages:
Commercial real estate	$1,113,181	$259	$—	$—	$1,113,440
Construction and land development	176,057	35	—	596	176,688
Residential real estate	366,957	5,546	—	5,439	377,942
Other	14,824	—	—	—	14,824
Commercial	173,794	323	—	131	174,248
Consumer and other	22,675	114	—	79	22,868
Total loans	$1,867,488	$6,277	$—	$6,245	$1,880,010

Nonperforming Assets

The following table sets forth the allocation of our nonperforming assets among different asset categories as of the dates indicated. Nonperforming assets consist of nonperforming loans plus OREO and repossessed property. Nonperforming loans include nonaccrual loans and loans past due 90 days or more.

	As of September 30, 2026	As of December 31, 2025
	(Dollars in Thousands)
Nonaccrual loans	$6,686	$6,245
Loans past due 90 days or more and still accruing	-	-
Total nonperforming loans	6,686	6,245
OREO	888	253
Repossessed property	-	-
Total nonperforming assets	$7,574	$6,498
Modified loans – nonaccrual(1)	$-	$-
Modified loans – accruing	$-	$-
Allowance for credit losses	$19,029	$18,096
Total loans, net of discounts and deferred fees, outstanding at end of period	$1,983,326	$1,873,533
Nonperforming loans to total loans	0.34%	0.33%
Nonperforming assets to total loans and OREO	0.38%	0.35%
Allowance for credit losses to nonperforming loans	285%	290%
Allowance for credit losses to total loans, net of discounts and deferred fees	.96%	.97%
Nonaccrual loans by category:
Real estate:
Commercial real estate	$324	$-
Construction and land development	31	596
Residential and other	6,034	5,439
Commercial	220	131
Consumer and other	77	79
Total	$6,686	$6,245

(1)	Troubled debt restructured loans are excluded from nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are more than 90 days past due.

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

These loans are excluded from our nonperforming loans unless they otherwise meet the definition of nonaccrual loans or are past due 90 days or more after the restructuring. The balance of these loans as of September 30, 2026 and December 31, 2025, was immaterial.

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

The following tables summarize the risk categories of our loan portfolio based upon the most recent analysis performed as of September 30, 2026, and December 31, 2025, respectively:

	Outstanding Loan Balance by Internal Risk Grades
As of September 30, 2026	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Commercial real estate	$1,166,346	$15,963	$638	$-	$1,182,947
Construction and land development	197,201	412	31	-	197,644
Residential	379,876	624	6,084	-	386,584
Other	18,108	-	-	-	18,108
Commercial	183,830	666	220	-	184,715
Consumer and other	19,218	30	77	-	19,326
Total loans	$1,964,579	$17,695	$7,050	$-	$1,989,324

	Outstanding Loan Balance by Internal Risk Grades
As of December 31, 2025	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Real estate:
Commercial real estate	$1,104,532	$8,814	$94	$—	$1,113,440
Construction and land development	176,014	78	596	—	176,688
Residential	371,583	833	5,527	—	377,943
Other	14,824	—	—	—	14,824
Commercial	173,324	793	131	—	174,248
Consumer and other	22,767	21	79	—	22,867
Total loans	$1,863,044	$10,539	$6,427	$—	$1,880,010

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

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Available-for-Sale
U.S. government and federal agencies	$15,005	$14,996	$(9)	$14,830	$14,830	$—
U.S. government-sponsored enterprises (GSEs)	-	-	-	5	5	—
State and political subdivisions	12,698	11,885	(813)	15,780	15,514	(266)
Mortgage-backed securities	11,045	10,190	(855)	13,295	12,787	(508)
Total Available-for-Sale	$38,748	$37,072	$(1,677)	$43,910	$43,136	$(774)

	September 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	Unrealized Gain/(Loss)	Amortized Cost	Fair Value	Unrealized Gain/(Loss)

Held-to-Maturity
U.S. government and federal agencies	$50,364	$49,904	$(460)	$42,681	$41,879	$(803)
U.S. government-sponsored enterprises (GSEs)	5,779	5,502	(277)	13,599	13,309	(291)
State and political subdivisions	3,898	3,575	(324)	3,913	3,744	(168)
Mortgage-backed securities	36,834	33,380	(3,454)	37,534	35,524	(2,010)
Total Held-to-Maturity	$96,875	$92,361	$(4,515)	$97,728	$94,456	$(3,272)

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At September 30, 2026, we evaluated the securities that had an unrealized loss for other-than-temporary impairment and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities, and it is not probable that we will be required to sell them before recovery of the amortized cost basis, which may be at maturity.

The following tables set forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of September 30, 2026 and December 31, 2025. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	As of September 30, 2026
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale
U.S. government and federal agencies	15,005	3.64%	—	—	—	—	—	—
U.S. government sponsored enterprises (GSEs)	-	-	—	—	—	—	—	—
State and political subdivisions	2,014	3.30%	6,169	3.55%	2,562	4.23%	1,952	4.86%
Mortgage-backed securities	61	2.91%	1,788	2.93%	3,293	2.52%	5,903	3.35%
Total Available-for-Sale	$17,081	3.60%	$7,957	3.41%	$5,855	3.27%	$7,855	3.72%

	As of December 31, 2025
	Due in One Year or Less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Available-for-Sale
U.S. government and federal agencies	$14,830	3.54%	—	—	—	—	—	—
U.S. government sponsored enterprises (GSEs)	5	8.11%	—	—	—	—	—	—
State and political subdivisions	3,351	0.68%	6,142	2.88%	4,338	3.97%	1,949	4.86%
Mortgage-backed securities	31	3.33%	2,452	3.23%	3,481	2.34%	7,331	3.54%
Total Available-for-Sale	$18,217	3.38%	$8,594	2.98%	$7,819	3.24%	$9,280	3.8%

	As of September 30, 2026
	Due in One Year or less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Held-to-Maturity
U.S. government and federal agencies	$42,995	2.11%	$7,369	3.32%	$-	-%	$-	-%
U.S. government-sponsored enterprises (GSEs)	880	3.03%	4,899	1.33%	-	-%	-	-%
State and political subdivisions	-	-%	2,521	1.58%	-	-%	1,377	5.04%
Mortgage-backed securities	-	-%	-	-%	5,265	1.20%	31,569	4.23%
Total Held-to-Maturity	$43,876	2.12%	$14,789	2.36%	$5,265	1.20%	$32,946	4.27%

	As of December 31, 2025
	Due in One Year or less		Due after One Year through Five Years		Due after Five Years through Ten Years		Due after Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Held-to-Maturity
U.S. government and federal agencies	$30,234	2.19%	$12,448	0.93%	$-	-%	$-	-%
U.S. government-sponsored enterprises (GSEs)	7,883	3.24%	5,716	1.59%	-	-%	-	-%
State and political subdivisions	-	-%	2,434	1.47%	98	4.37%	1,381	5.04%
Mortgage-backed securities	-	-%	-	-%	-	-%	37,534	3.65%
Total Held-to-Maturity	$38,117	2.35%	$20,598	1.18%	$98	4.37%	$38,915	3.70%

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

Changes in the ACL are recorded as provision for credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Allowance for Credit Losses (ACL) — Held-to-Maturity Securities: Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type and any other risk characteristics used to segment the portfolio. Accrued interest receivable on held-to-maturity debt securities totaled $479,213 and $291,460 as of September 30, 2026, and December 31, 2025, respectively.

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

The Company sold no held-to-maturity securities prior to maturity during the nine months ended September 30, 2026 or the fiscal year ended December 31, 2025.

Bank-Owned Life Insurance

We maintain investments in BOLI policies to help control employee benefit costs, as a protection against loss of certain employees and as a tax planning strategy. We are the sole owner and beneficiary of these BOLI policies. At September 30, 2026, the carrying value of our BOLI policies was $46.9 million compared to $46.6 million as of December 31, 2025.

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

Total deposits were $1.9 billion at September 30, 2026 and $1.8 billion at December 31, 2025. As of September 30, 2026, 21.6% of total deposits was comprised of noninterest-bearing demand deposits, 51.7% of total deposits was comprised of interest-bearing non-maturity accounts and 26.7% of total deposits was comprised of time deposits. As of December 31, 2025, 21.9% of total deposits was comprised of noninterest-bearing demand deposits, 51.2% of total deposits was comprised of interest-bearing non-maturity accounts and 26.8% of total deposits was comprised of time deposits.

The following table summarizes our deposit balances as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026		As of December 31,
	2026		2025
	Balance	% of Total	Balance	% of Total
			(Dollars in thousands)
Noninterest-bearing demand deposits	$408,242	21.6%	$397,835	21.9%
Interest-bearing deposits:
Interest-bearing demand deposits	567,306	30.1%	516,151	28.4%
NOW, savings and money market	407,028	21.6%	414,716	22.8%
Time deposits	504,819	26.7%	487,032	26.8%
Total interest-bearing deposits	1,479,153	78.4%	1,417,899	78.1%
Total deposits	$1,887,395	100.0%	$1,815,734	100%

The following tables set forth the maturity of time deposits as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026 Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$155,908	$181,523	$51,828	$5,775	$395,034
Time deposits (greater than $250,000)	36,776	66,973	6,036	-	109,785
Total time deposits	$192,684	$248,496	$57,864	$5,775	$504,819

	As of December 31, 2025 Maturity Within:
	Three Months	Three Months Through 12 Months	Over 12 Months Through 3 Years	Over 3 Years	Total
	(Dollars in thousands)
Time deposits ($250,000 or less)	$161,783	$176,711	$33,093	$5,363	$376,950
Time deposits (greater than $250,000)	40,542	57,046	12,495	—	110,082
Total time deposits	$202,325	$233,757	$45,588	$5,363	$487,032

Time deposits issued in amounts of greater than $250,000 represent the type of deposit most likely to affect our future earnings because of interest rate sensitivity. The effective cost of these funds is generally higher than the cost of other time deposits because the funds are usually obtained at premium rates of interest.

Borrowed Funds

In addition to deposits, we utilize advances from the FHLB and other borrowings as a supplementary funding source to finance our operations.

FHLB Advances. The FHLB allows us to borrow, on both a short and long-term basis, collateralized by a blanket floating lien on first mortgage loans and CRE loans as well as FHLB stock. At September 30, 2026, and December 31, 2025, we had borrowing capacity from the FHLB of $237.6 million and $276.0  million, respectively. We had $100.0 million of cash management advance FHLB borrowings as of September 30, 2026 and $75 million as of December 31, 2025. We had long-term FHLB borrowings of $57.0 million and $60.6 million as of September 30, 2026, and December 31, 2025, respectively. All of our outstanding FHLB advances have fixed rates of interest.

The following table sets forth our FHLB borrowings as of September 30, 2026, and December 31, 2025:

	As of September 30, 2026	As of December 31, 2025
	(Dollars in thousands)
Long-term FHLB borrowings outstanding at end of period	$57,048	$60,553
Weighted average interest rate at end of period	2.88%	2.88%
Maximum month-end balance	$61,189	$66,202
Average balance outstanding during the period	$59,634	$62,419
Weighted average interest rate during the period	3.02%	2.92%

Lines of Credit.    The Bank has uncollateralized, uncommitted federal funds lines of credit with multiple banks as a source of funding for liquidity management. The total amount of these lines of credit was $102.5 million as of September 30, 2026, of which $64.5 million was available. The total amount of the lines of credit was $102.5 million as of December 31, 2025, of which $92.5 million was available.

Federal Reserve Discount Window. The Bank has a line of credit with the Federal Reserve Discount Window collateralized with CRE loans. There were no amounts outstanding under this line of credit as of September 30, 2026, or December 31, 2025.

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

The Parent Company and the Bank are separate corporate entities. The Parent Company’s liquidity depends primarily upon dividends received from the Bank and capital and debt instruments issued by the Parent Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Parent Company. See the sections titled “Risk Factors – Legal, Regulatory and Compliance Risks – Our Ability to pay dividends is subject to restriction by various laws and regulations and other factors” and “Supervision and Regulation — Payment of Dividends and Repurchases of Capital Instruments” in the 2025 Annual Report. The Parent Company relies on its liquidity to pay interest and principal on Parent Company indebtedness, Parent Company operating expenses, and dividends to Parent Company shareholders.

	As of September 30, 2026	As of December 31, 2025
Current On-Balance Sheet (in thousands)
Cash and cash equivalents	$182,579	$144,319
Unpledged available-for-sale and held-to-maturity securities	15,089	22,873
Total on-balance sheet	$197,668	$167,192

	As of September 30, 2026	As of December 31, 2025
Available Sources of Liquidity (in thousands)
Federal Reserve & FHLB remaining borrowing capacity	$237,610	$275,961
Correspondent banks borrowing capacity	64,500	92,500
Brokered CDs capacity	240,118	230,357
Total available sources	$542,228	$598,818

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

The tables below summarize the capital requirements applicable to the Bank in order for the Bank to satisfy the minimum capital requirements of the capital adequacy guidelines and to be considered “well-capitalized” from a regulatory perspective under the prompt corrective action framework, as well as the Company’s and the Bank’s capital ratios as of September 30, 2026, and December 31, 2025. The Federal Deposit Insurance Act (“FDIA”) requires, among other things, that the federal banking regulators take prompt corrective action with respect to FDIC-insured depository institutions that do not meet certain minimum capital requirements. Under the FDIA, insured depository institutions are divided into five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under applicable FDIA regulations, an institution is considered to be well capitalized if it has a common equity Tier 1 capital ratio (“CET1 capital”) of at least 6.5%, a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 8%, and a total risk-based capital ratio of at least 10%, and it is not subject to a directive, order or written agreement to meet and maintain specific capital levels.

The Bank exceeded all the minimum regulatory capital requirements under the federal capital adequacy guidelines (Basel III), and the Bank met all the minimum capital requirements to be considered “well-capitalized” under the prompt corrective action framework, as of the dates reflected in the tables below.

	Actual		Required Minimum Under Capital Adequacy Guidelines		Minimum to be Considered “Well Capitalized” Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2026:
Tier 1 capital (to average assets) (leverage)
Company	$301,736	13.5%	N/A	N/A	N/A	N/A
Bank	$271,765	11.8%	$92,098	4.0%	$115,123	5.0%
CET1 capital (to risk-weighted assets)
Company	$301,736	14.7%	N/A	N/A	N/A	N/A
Bank	$271,765	13.3%	$91,919	4.5%	$132,771	6.5%
Tier 1 capital (to risk-weighted assets)
Company	$301,736	14.7%	N/A	N/A	N/A	N/A
Bank	$271,765	13.3%	$122,558	6.0%	$163,411	8.0%
Total capital (to risk-weighted assets)
Company	$320,765	15.6%	N/A	N/A	N/A	N/A
Bank	$290,907	14.2%	$163,411	8.0%	$204,264	10.0%

	Actual		Required Minimum Under Capital Adequacy Guidelines		Minimum to be Considered “Well Capitalized” Under PCA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2025:
Tier 1 capital (to average assets) (leverage)
Company	$229,716	10.7%	N/A	N/A	N/A	N/A
Bank	$237,827	10.8%	$88,218	4.0%	$110,272	5.0%
CET1 capital (to risk-weighted assets)
Company	$224,174	12.1%	N/A	N/A	N/A	N/A
Bank	$237,827	12.5%	$85,349	4.5%	$123,282	6.5%
Tier 1 capital (to risk-weighted assets)
Company	$229,716	12.5%	N/A	N/A	N/A	N/A
Bank	$237,827	12.5%	$113,799	6.0%	$151,732	8.0%
Total capital (to risk-weighted assets)
Company	$247,705	13.4%	N/A	N/A	N/A	N/A
Bank	$255,727	13.5%	$151,732	8.0%	$189,665	10.0%

Contractual Obligations

The following tables contain supplemental information regarding our total contractual obligations at September 30, 2026, and December 31, 2025:

	Payments Due at September 30, 2026
	Within One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$441,180	$63,176	$463	$504,819
Short-term borrowings	142,422	-	-	142,422
Long-term borrowings	13,199	19,667	36,037	68,903
Subordinated debt securities	—	—	—	—
Total contractual obligations	$596,801	$82,843	$36,501	$716,144

	Payments Due at December 31, 2025
	Within One Year	One to Five Years	After Five Years	Total
	(Dollars in thousands)
Time deposits	$436,082	$50,950	$—	$487,032
Short-term borrowings	88,251	—	—	88,251
Long-term borrowings	12,607	707	59,696	73,010
Subordinated debt securities	—	—	5,577	5,577
Total contractual obligations	$536,940	$51,657	$65,273	$653,870

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

The following table summarizes commitments we had made as of the dates presented.

	As of September 30,	As of December 31,
	2026	2025
	(Dollars in thousands)
Commitments to grant loans and unfunded commitments under lines of credit	$280,736	$274,407
Standby letters of credit	29,299	24,503
Total	$310,035	$298,910

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, the Parent Company and the Bank are parties to various legal proceedings in the ordinary course of their respective businesses, including proceedings to collect loans or enforce security interests. In the opinion of management, none of these legal proceedings currently pending will, when resolved, have a material adverse effect on the business, financial condition or results of operations of the Parent Company or the Bank.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We did not sell any unregistered equity securities during the fiscal quarter ended September 30, 2026.

(b) Use of Proceeds from Sale of Registered Equity Securities

None.

(c) Purchases of Equity Securities by the Issuer

The following table contains information regarding shares of Parent Company common stock repurchased by the Parent Company during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31, 2026	—	$—	—	$10,000,000
August 1 - August 31, 2026	—	—	—	$10,000,000
September 1 - September 30, 2026	—	—	—	$10,000,000
Total	—	$—	—	$10,000,000

(1)	On April 27, 2026, the Parent Company’s board of directors authorized a stock repurchase plan pursuant to which, beginning May 1, 2026, the Parent Company may repurchase up to $10 million of the Parent Company’s outstanding common stock (the “Repurchase Plan”). As of September 30, 2026, the Parent Company had not repurchased any shares of common stock under the Repurchase Plan. The Repurchase Plan does not obligate the Parent Company to repurchase any certain dollar amount or number of shares. The Repurchase Plan may be extended, modified, amended, suspended, or discontinued at any time. The Repurchase Plan is effective through the close of business on April 30, 2027.

Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2026, none of the Parent Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Commercial Bancgroup, Inc.

Date: November 12, 2026	By:	/s/ Terry L. Lee
		Name:	Terry L. Lee
		Title:	President and Chief Executive Officer

Commercial Bancgroup, Inc.

Date: November 12, 2026	By:	/s/ Philip J. Metheny
		Name:	Philip J. Metheny
		Title:	Senior Executive Vice President, Chief Financial Officer